Form 10QSB
period 2001-05-31
SUPERIOR NETWORKS INC
filed 2001-08-24
CIK 1133361

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended May 31, 2001

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to


           Commission File Number       333-54658
                                    -----------------

                         SUPERIOR NETWORKS, INC.
                 ----------------------------------------
    (Exact name of small Business Issuer as specified in its charter)

       Nevada                                     98-0339543
-------------------------------                   ------------------------
(State or other jurisdiction of                   (IRS Employer Identification
                                                  No.)
incorporation or organization)

Suite 1000-355 Burrard Street, Vancouver,
British Columbia, Canada                          V6C 2G8
-----------------------------------------         ---------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   604-519-6556
                                                  ------------------

                                  None
             ---------------------------------------------
             (Former name, former address and former fiscal
                   year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    [ X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,435,000 Shares of $.001 par value Common Stock outstanding as of August 14, 2001.

                     PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2001 are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                   SUPERIOR NETWORKS, INC.
              (A Development Stage Company)


                   FINANCIAL STATEMENTS


                       MAY 31, 2001
                 (Stated in U.S. Dollars)

                 SUPERIOR NETWORKS, INC.
             (A Development Stage Company)

                     BALANCE SHEET
                (Stated in U.S. Dollars)

--------------------------------------------------------------------
                                           MAY 31      NOVEMBER 30
                                            2001          2000
--------------------------------------------------------------------
ASSETS
Current
  Cash                                  $ 22,684        $ 41,610
  Accounts receivable                       -                496
                                        ------------------------
                                          22,684          42,106

Software Development Costs                 4,807           3,460
                                        ------------------------
                                        $ 27,491        $ 45,566
====================================================================
LIABILITIES

Current
  Accounts payable                      $ 11,646        $   -
  Loan payable                             6,500           6,500
                                        -------------------------
                                          18,145           6,500
                                        -------------------------
SHAREHOLDERS' EQUITY

Share Capital
 Authorized:
   100,000,000 common shares, par
   value $0.001 per share

 Issued and outstanding:
   7,435,000 common shares                 7,435           7,435

 Additional paid in capital               39,315          39,315

 Deficit                                 (37,405)         (7,684)
                                        -------------------------
                                           9,345          39,066
                                        -------------------------
                                        $ 27,491        $ 45,566
====================================================================



Approved by the Board of Directors:


--------------------            ------------------

                  SUPERIOR NETWORKS, INC.
              (A Development Stage Company)

           STATEMENT OF OPERATIONS AND DEFICIT
                (Stated in U.S. Dollars)

--------------------------------------------------------------------
                                                           INCEPTION
                                                             MAY 24
                     THREE MONTHS ENDED  SIX MONTHS ENDED   2000 TO
                          MAY 31              MAY 31         MAY 31
                     2001        2000    2001       2000       2001
--------------------------------------------------------------------
Expenses
 Consulting         $      -    $     -  $      -  $     -   $ 2,675
 Professional
  fees                13,340          -    29,176        -    33,412
 Office and
  sundry                  30          -       545        -     1,318
                    ------------------------------------------------
Net Loss For
  The Period          13,370          -    29,721        -   $37,405
                                                             =======
Deficit, Beginning
  Of Period           24,035          -     7,684        -
                    -----------------------------------------
Deficit, End
  Of Period         $37,405     $     -  $37,405   $     -
=============================================================
Net Loss Per Share  $  0.01     $     -  $  0.01   $     -
=============================================================
Weighted Average
 Number Of Common
 Shares
 Outstanding      7,435,000           -  7,435,000       -
=============================================================

                  SUPERIOR NETWORKS, INC.
              (A Development Stage Company)

                  STATEMENT OF CASH FLOWS
                 (Stated in U.S. Dollars)

---------------------------------------------------------------------
                                                           INCEPTION
                                                             MAY 24
                     THREE MONTHS ENDED  SIX MONTHS ENDED   2000 TO
                          MAY 31              MAY 31         MAY 31
                     2001        2000    2001       2000       2001
---------------------------------------------------------------------
Cash Flows From
 Operating
 Activities
Net loss for
 the period          $13,370    $     -  $ 29,721  $     -   $37,405

Adjustments To
 Reconcile Net
 Loss To Net
 Cash By
 Operating
 Activities

   Accounts
    receivable           496          -       496        -         -

   Accounts
    payable            3,974          -    11,646        -    11,646

   Loan
    payable                -          -         -        -     6,500
                     ------------------------------------------------
                       8,900          -    17,579        -    18,629
                     ------------------------------------------------
Cash Flows From
 Financing
 Activity

Common stock
  issued                   -          -         -        -    46,750
                     ------------------------------------------------

Cash Flows From
 Investing
 Activity

Software
 development
 costs                     -          -     1,347        -     4,807

Increase (Decrease)
 In Cash              (8,270)         -   (18,296)       -    22,684

Cash, Beginning Of
 Period               31,584          -    41,610        -         -
                     ------------------------------------------------
Cash, End Of
 Period             $ 22,684    $     -  $ 22,684  $     -  $ 22,684
=====================================================================

                  SUPERIOR NETWORKS, INC.
               (A Development Stage Company)

               NOTES TO FINANCIAL STATEMENTS

                       MAY 31, 2001
                 (Stated in U.S. Dollars)



1.  BASIS OF PRESENTATION

The unaudited financial statements as of May 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2000 audited financial statements and notes thereto.


2.  NATURE OF OPERATIONS

  a)  Organization

The Company was incorporated in the state of Nevada, U.S.A.
on May 24, 2000.

  b)  Development Stage Activities

The Company intends to offer specialized training programs over the internet to reach a demographically focused learning audience. The web-based training model is intended to offer a cost-effective and convenient alternative to traditional learning environments. Initially the website will provide a comprehensive driver training program to seniors interested in acquiring discounts from insurance companies and in improving their driving ability. The program is focused on individuals requiring brush-ups, those requiring training in new vehicle types and those wishing to upgrade based on accident history.

The Company is in the development stage; therefore recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.


3.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

                  SUPERIOR NETWORKS, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

                      MAY 31, 2001
                (Stated in U.S. Dollars)


3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a)  Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

  b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  c)  Website Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation.
Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

  d)  Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS
109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

                  SUPERIOR NETWORKS, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

                      MAY 31, 2001
                (Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  e)  Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for
Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards
No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

  f)  Financial Instruments

The Company's financial instruments consist of cash, accounts receivable and loans payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

  g)  Net Loss Per Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

  h)  Revenue Recognition

The Company intends to recognize revenue from product sales, and fee and commission arrangements at the time the sales occur or the fees and commissions are earned.

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations
------------------
The Company was incorporated in the state of Nevada on May 24, 2000 for the purpose of providing various training programs via the Internet. By providing training programs through the medium of the Internet, Superior Networks hopes to develop a demographically desirable online consumer base. In addition to training program fees charged by Superior Networks, we expect to be able to economically exploit the consumer base through product sales corresponding to the demographic characteristics of the consumer base.

For some types of training, the Internet offers a cost-effective and convenient alternative to traditional learning environments. The speed with which these possibilities have opened up has meant that traditional and even Internet-based training companies have not yet visualized many of the niches within this market space. By selecting training applications in which we can be among the first to market, Superior Networks has the opportunity to establish itself as a leading provider of web-based niche training programs.

Each training program topic will be calculated to create a tightly focused web audience having demographics desirable for creating additional revenue streams. As outlined below, the Company expects such revenue streams to be supplemented by revenue from the sale of affiliated company products, advertisement, and select customer data base records. To date we have not generated revenue and are conducting only minimal business operations.

We expect to generate revenues in the future from the following sources:

   .  Training course enrollment fees;
   . Commissions on sales of third party products and services generated by our web sites;
   .  Click through referral fees from links at our sites;
      and
   .  Banner advertising fees.

While we have sufficient funds to commence development of our initial product, we will require additional financing in order to implement our full business plan. We currently have enough cash to complete our objectives over the next 12 months. The amount of additional financing we will require to sustain our business operations 12 months from now will depend on the level of
revenues we are generating at that time.   It is impossible to
give a meaningful forecast at this time as to the amounts of additional financing that will be required. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

We launched the website for Superioronlinetraining.com on January 17, 2001. The site focuses on a training program specifically designed to cater to senior drivers' needs. The site features a section on aging and driving, a driving course and a quiz on the driving course.

The site is designed to align itself with The American Automobile Association, The American Association of Retired Persons, and senior websites by providing a service needed by the demographic they serve. We hope this alignment will assure a supply of registrants. We hope to achieve contractual affiliations with each of these organizations but are not so affiliated at the present time. The Company will also align itself with insurance companies to ensure fulfillment of insurance discounts and to garner referral fees.

Superioronlinetraining.com will now and for the next 12 months begin to attract banner advertising to generate revenues from the site. Once we affiliate ourselves with insurance companies we intend to charge course fees to registrants plus referral fees from the insurance companies. At that time we plan to associate companies who sell products to seniors including medical products and services, leisure and travel needs, and financial planning and investment services.

We will now, and for the next 12 months, begin to market and brand the website by both online and offline strategies. Marketing the site will commence once Superioronlinetraining.com has allied itself by contracting to provide reciprocal services with key organizations as mentioned above.

Competition
-----------
Superior Networks will face potential competition from several sources:
   . Traditional training firms, such as Sylvan Learning Centers, which may decide to enter the world of cyber-learning;
   . "How to" websites, which may begin to target specific markets;
   . Specialized off-line training programs, which may directly compete with some Superior Networks offerings.

Research and Development Expenditures
-------------------------------------
For the twelve months after May 31, 2001 we expect to incur
$10,000 in research or development expenditures for the development of our website.

Marketing
---------
We plan to undertake an advertising and marketing campaign once the development of our website and course are complete. We anticipate that initial marketing expenses for the twelve months following May 31, 2001 will be approximately $10,000.

Employees and Consultants
-------------------------
For the six months after May 31, 2001, we intend that our part-time employment positions will be limited to the current officers of the Company. We intend to contract with third party consultants for the development of our website and our courses. Such individuals have not yet been contracted by the Company.

Results Of Operations
---------------------
We did not earn any revenues from the date of inception through the period ending May 31,

2001. We do not anticipate earning revenues until such time as we have our initial product developed and available to the public on the Internet. Furthermore, we do not expect to generate significant revenues until such time as we have developed a substantial customer base and affiliated merchants have become successful in marketing their products to that base. A course client will become familiar with our site by repeated visits to the site in order to complete the course. Other services to the demographic of which the client is a part will also be offered at the site and will be noticed by the client. We believe these additional services will induce further visits to the site by the client even after the initial course is completed. At the present time we have no affiliated merchants nor do we have a customer base.

We incurred operating expenses in the amount of $29,721 for the six month period ended May 31, 2001. These operating expenses were comprised almost entirely of professional fees that were primarily attributable to our corporate organization and the development of our business plan. Since we had no revenues, we incurred a loss of $37,405 from the date of inception through May 31, 2001.

As of May 31, 2001 we had working capital of $22,684. This was enough to meet the cash requirements of the Company for approximately six months following May 31, 2001.

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. Even though the Company does not at the present time have any understandings or agreements with any persons or entities to provide such funding, shareholders having an interest in seeing that the Company remains a viable business entity have been willing to provide funds to the Company in the past either through purchasing additional stock or by loaning money to the Company. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. It should also be noted that the Company is now obligated to satisfy the costs associated with filing the required reports under the Exchange Act of 1934. It appears at the present time that these costs will also have to be met through the sale of stock or by borrowing additional funds. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; (ii) continue development of its website and course offerings; and (iii) search for potential business, products, technologies and companies for acquisition.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Our actual results and actual plan of operations may differ materially from what is stated above. From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

   .  General domestic economic and political conditions
   . Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange
      Commission
   . The availability and timing of receipt of necessary outside capital
   . Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           None

     (b)   Reports on Form 8-K

           None


                               SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SUPERIOR NETWORKS, INC.

Date:   August 24, 2001



By:  /S/ Randy White
     --------------------------
     Randy White, President and
     Chief Executive Officer and Director