Form 10QSB
period 2001-08-31
SUPERIOR NETWORKS INC
filed 2001-10-15
CIK 1133361

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB
                             -----------
[ X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the quarterly period ended August 31, 2001
                                     ---------------
[   ] Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

  For the transition period                 to


            Commission File Number     333-54658

                        SUPERIOR NETWORKS, INC.
                        -----------------------
 (Exact name of small Business Issuer as specified in its charter)

  Nevada                                           98-0339543
  ------                                           ----------
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

Suite 1000-355 Burrard Street, Vancouver,
British Columbia, Canada                           V6C 2G8
----------------------------------------           -------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:   604-519-6556
                                                  -----------
                                 None
                                 -----
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    [ X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,435,000 Shares of $.001 par value Common Stock outstanding as of October 14, 2001.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2001 are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                           SUPERIOR NETWORKS, INC.
                        (A Development Stage Company)


                            FINANCIAL STATEMENTS


                              AUGUST 31, 2001
                          (Stated in U.S. Dollars)

                          SUPERIOR NETWORKS, INC.
                       (A Development Stage Company)

                              BALANCE SHEET
                         (Stated in U.S. Dollars)



-----------------------------------------------------------------------
                                             AUGUST 31     NOVEMBER 30
                                                2001           2000
-----------------------------------------------------------------------

ASSETS

Current
  Cash                                       $  2,182      $  41,610
  Accounts receivable                             -              496
                                             ---------     -----------
                                                2,182         42,106

Software Development Costs                      4,807          3,460
                                             ---------     -----------
                                             $  6,989      $  45,566
=======================================================================
LIABILITIES

Current
  Accounts payable                           $  4,262      $     -
  Loan payable                                  6,500          6,500
                                             ---------     -----------
                                               10,762          6,500
                                             ---------     -----------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
    100,000,000 common shares,
    par value $0.001 per share

  Issued and outstanding:
    7,435,000 common shares                     7,435          7,435

Additional paid in capital                     39,315         39,315

Deficit                                       (50,523)       (7,684)
                                             ---------     -----------
                                               (3,773)       39,066
                                             ---------     -----------
                                             $  6,989      $ 45,566
=======================================================================

Approved by the Board of Directors:


----------------------            -------------------------

                           SUPERIOR NETWORKS, INC.
                        (A Development Stage Company)


                     STATEMENT OF OPERATIONS AND DEFICIT
                          (Stated in U.S. Dollars)


------------------------------------------------------------------------
                                                               INCEPTION
                                                               MAY 24
                 THREE MONTHS ENDED    NINE MONTHS ENDED       2000 TO
                    AUGUST 31             AUGUST 31            AUGUST 31
                 2001          2000    2001         2000       2001
------------------------------------------------------------------------
Expenses
 Consulting   $  2,000   $       -     $  2,000     $       -  $  4,675
 Professional
  fees          10,891       1,935       40,067         1,935    44,303
 Office and
  sundry           227           -          772             -     1,545
             -----------------------------------------------------------
Net Loss
 For The
 Period         13,118       1,935       42,839         1,935  $ 50,523
                                                               ========
Deficit,
 Beginning
 Of Period      37,405           -        7,684             -
              -------------------------------------------------
Deficit,
 End Of
 Period        $50,523   $   1,935     $ 50,523     $   1,935
              =================================================
Net Loss
 Per Share    $   0.01   $    0.01     $   0.01     $    0.01
              =================================================
Weighted
 Average
 Number
 Of Common
 Shares
 Out-
 standing    7,435,000     869,565    7,435,000       808,081
              =================================================

                 SUPERIOR NETWORKS, INC.
            (A Development Stage Company)

                STATEMENT OF CASH FLOWS
               (Stated in U.S. Dollars)
------------------------------------------------------------------------
                                                               INCEPTION
                                                               MAY 24
                 THREE MONTHS ENDED    NINE MONTHS ENDED       2000 TO
                    AUGUST 31             AUGUST 31            AUGUST 31
                 2001          2000    2001         2000       2001
------------------------------------------------------------------------
Cash Flows
 From
 Operating
 Activities
Net loss
 for the
 period       $(13,118)  $  (1,935)    $(42,839)    $  (1,935) $(50,523)

Adjustments
 To Reconcile
 Net Loss To
 Net Cash By
 Operating
 Activities
  Accounts
  receivable         -           -          496             -         -

 Accounts
  payable       (7,384)        835        4,262           835     4,262

Loan
 payable             -       6,500            -         6,500     6,500
              ----------------------------------------------------------
               (20,502)      5,400      (38,081)        5,400    39,761
              ----------------------------------------------------------
Cash Flows
 From
 Financing
 Activity

 Common
  stock
  issued             -       5,000            -         5,000    46,750
              ----------------------------------------------------------
Cash Flows
 From
 Investing
 Activity

 Software
  development
  costs              -           -       (1,347)            -    (4,807)


Increase
 (Decrease)
 In Cash       (20,502)     10,400      (39,428)       10,400     2,182


Cash,
 Beginning
 Of Period      22,684           -       41,610             -         -
              ----------------------------------------------------------

Cash, End
 Of Period    $  2,182   $  10,400     $  2,182     $  10,400  $  2,182
========================================================================

                 SUPERIOR NETWORKS, INC.
            (A Development Stage Company)

             NOTES TO FINANCIAL STATEMENTS

                   AUGUST 31, 2001
               (Stated in U.S. Dollars)


1.  BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2000 audited financial statements and notes thereto.


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

                   AUGUST 31, 2001
               (Stated in U.S. Dollars)

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

                   AUGUST 31, 2001
               (Stated in U.S. Dollars)

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

We expect to generate revenues in the future from the following sources:

-  Training course enrollment fees;
- Commissions on sales of third party products and services generated by our web sites;
-  Click through referral fees from links at our sites; and
-  Banner advertising fees.

We have insufficient funds to commence development of our initial product. We will require additional financing in order to implement our full business plan. At August 31, 2001 we had enough cash for one month of operations. In October, 2001, Randy White, the President of the Company loaned a nominal amount of money to the Company in order to meets its immediate financial obligations. The Company has not reached an agreement with Mr. White to pay any interest on such loans. Should interest be paid, the Company expects it will carry a nominal interest rate. Although Mr. White has loaned money to the Company, there can be no assurances that Mr. White will continue to do so in the future. To complete our objectives over the next 12 months we require additional funding. The amount of additional financing we will require to sustain our business operations 12 months from now will depend on the
level of  revenues we are generating at that time.   It is impossible
to give a meaningful forecast at this time as to the amounts of additional financing that will be required. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

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

Future Products

Young Adult Training. We plan on developing a training application providing young adults with a menu of free courses that provide instruction about setting up bank accounts, obtaining credit, renting property, and managing household affairs. The training content of this program presents the opportunity to create particularly strong ties to consumer purchases. The young adult training program is still in the initial planning stages. We will not focus on developing this application until our initial drivers training program is developed.
At this time we do not have a target date for being operational on this particular website.

Equipment Rental Made Easy. Equipment Rental Made Easy will offer courses on safety and operation for consumers who rent power equipment, such as chain saws, floor sanders, and carpet cleaning equipment. We will sell access to these courses to equipment rental companies thereby
making it  primarily a business to business application.    The
equipment rental companies will then have access to the courses as a resource they can pass along to a client at the time the client rents a piece of equipment for which a course would be important. We have not started development of the equipment rental made easy website at this time and do not as yet have a target date of when it will be operational.

Other Applications.  Other applications we intend to develop include:

-  New Moms;
-  Simple Etiquette;
-  Sexual Harassment;
-  Boating Safety; and

-  Insurance.

None of these applications are under development at the present time and we do not have target dates at which they will be operational.
They are applications we intend to explore in the future once we have found success with our initial product development. As each new course is developed and made available to the public, we intend to charge a $5.00 fee per participant per course.

Competition

Superior Networks will face potential competition from several sources:
- Traditional training firms, such as Sylvan Learning Centers, which may decide to enter the world of cyber-learning;
- "How to" websites, which may begin to target specific markets;
- Specialized off-line training programs, which may directly compete with some Superior Networks offerings.

Research and Development Expenditures

For the twelve months after August 31, 2001 we expect to incur $10,000 in research or development expenditures for the development of our website. Such expenditure is entirely dependent upon our ability to raise additional capital.

Marketing

We plan to undertake an advertising and marketing campaign once the development of our website and course are complete. We anticipate that initial marketing expenses for the twelve months following August 31, 2001 will be approximately $10,000. Such expenditure is entirely dependent upon our ability to raise additional capital.

Employees and Consultants

For the six months after August 31, 2001, we intend that our part-time employment positions will be limited to the current officers of the Company. We intend to contract with third party consultants for the development of our website and our courses. Such individuals have not yet been contracted by the Company. Such contracts are entirely dependent upon our ability to raise additional capital.

Results Of Operations

We did not earn any revenues from the date of inception through the period ending August 31, 2001. We do not anticipate earning revenues until such time as we have our initial product developed and available to the public on the Internet. Furthermore, we do not expect to generate significant revenues until such time as we have developed a substantial customer base and affiliated merchants have become successful in marketing their products to that base. A course client will become familiar with our site by repeated visits to the site in order to complete the course. Other services to the demographic of which the client is a part will also be offered at the site and will be noticed by the client. We believe these additional services will induce further visits to the site by the client even after the initial course is completed. At the present time we have no affiliated merchants nor do we have a customer base.

We incurred operating expenses in the amount of $42,067 for the nine-month period ended August 31, 2001. These operating expenses were comprised almost entirely of professional fees that were primarily attributable to our corporate organization and the development of our business plan. Since we had no revenues, we incurred a loss of $50,523 from the date of inception through August 31, 2001.

Currently, we are not able to operate our business according to plan because of cash constraints. Failure to raise the necessary capital in the immediate future will, at a minimum, cause us to not be able to fully develop our initial product or, in the worst case, cause our business to fail. We are actively pursuing candidates for a strategic alliance or possible acquisition of a business interest. Although, we are pursuing these avenues, it cannot be guaranteed that such arrangements can be reached in such a time or manner that will enable us to continue to develop our product. For the next 12 months, the Company will continue to seek out business opportunities in which it can engage.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Our actual results and actual plan of operations may differ materially from what is stated above. From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-  General domestic economic and political conditions
- Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission
-  The availability and timing of receipt of necessary outside capital
- Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

       99. Risk Factors

(b)   Reports on Form 8-K

    None


SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SUPERIOR NETWORKS, INC.

Date:   October 12, 2001


By:              /s/ Randy White
                 ---------------
                 Randy White, President and
                 Chief Executive Officer and Director