Form 10KSB
period 2001-11-30
SUPERIOR NETWORKS INC
filed 2002-03-15
CIK 1133361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

      For the fiscal year ended November 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition  period from  _______________________  to _____________

      Commission file number ________________________________

                             Superior Networks, Inc.
                             -----------------------
                 (Name of small business issuer in its charter)

          Nevada                                                  98-0339543
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                ROBERT W. ROSNER
                       1281 West Georgia Street, Suite 501
                           Vancouver, British Columbia
                                 Canada V6E 3J7
                                -----------------
                    (Address of principal executive offices)

Issuer's telephone number: (604) 484-2899

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
            N/A                                      N/A

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing  requirements  for the past 90 days.       [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      [X]

State    issuer's    revenues    for    its    most    recent    fiscal    year.
$0
--

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of the common equity held by non-affiliates is estimated to be US$10,227,000 based on the average bid and asked price of the common equity of US$1.40 on March 15, 2002. The number of common equity held by non-affiliates is estimated to be 7,305,000 (post-stock split figures) after subtracting the number of common equity (15,000,000) held by Robert Rosner, President, Secretary and sole Director of Superior Networks, Inc.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,305,000 common shares outstanding as of March 14, 2002.
                                     PART I

Item 1. Description of Business.

Introduction

Superior Networks, Inc. ("Superior Networks" or the "Company") was incorporated on May 24, 2000 under the laws of Nevada, for the purpose of providing various training programs via the Internet. By providing training programs through the medium of the Internet, Superior Networks hopes to develop a demographically desirable online consumer base. In addition to training program fees charged by Superior Networks, we expect to be able to economically exploit the consumer base through product sales corresponding to the demographic characteristics of the consumer base. The Company is a development stage company and none of its planned principal operations have commenced.

On March 4, 2002, Robert Rosner agreed to acquire 5,000,000 common shares of the Company (representing approximately 67.2% of the outstanding shares of our common stock) from Randy White, then President and director of the Company, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") for an aggregate purchase price of $50,000. The purchase of the shares of common stock by Robert Rosner from Randy White was a private transaction that has resulted in a change of control of the Company. As contemplated by the Stock Purchase Agreement, Randy White, Mark McLean and Renotcka Rzepczyk resigned as directors of the Company, Randy White resigned as President and Mark McLean resigned as Secretary. Robert Rosner is currently President, Secretary and sole director of the Company.

The Company announced on February 4, 2002 that it has executed a letter of intent for the acquisition of all of the outstanding common shares of Gestion Des Infrastructures Pour L'Entretien GIE Technologies Inc., a Canadian federal corporation ("GIE Technologies"). The letter of intent has been signed between the Company and the common shareholders of GIE Technologies (the "GIE Shareholders"). The Company anticipates issuing a number of shares of its common stock to the GIE Shareholders such that the GIE Shareholders will own 76% of the Company's issued and outstanding shares of common stock on closing of the acquisition.

The Company currently plans to pursue the execution of a definitive agreement for the acquisition of GIE Technologies and to complete this acquisition once a definitive agreement has been executed. There is no assurance that a definitive acquisition agreement will be executed or that the acquisition will be completed even if an acquisition agreement is executed. The Company also plans to seek to raise additional equity capital in connection with the acquisition of GIE Technologies. There is no assurance that the Company will be successful in raising any additional capital. In connection with this planned transaction, new officers and members to the board of directors of the Company may be appointed.

The Concept

In addition to seeking  potential  businesses  for  acquisition,  the  Company's current operating plan includes handling administrative and reporting requirements of a public company and continuing development of its website and course offerings.

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

Each training program topic will be calculated to create a tightly focused web audience having demographics desirable for creating additional revenue streams. The initial demographic group targeted generally is the elderly and specifically, the elderly who have an interest in improving their driving record. The courses are designed to bring potential consumers to the web and provide them with an extended, positive experience in cyberspace. During their repeated and extended visits to the web for purposes of completing a particular course, the consumer will be offered products at the training web-site location, desirable to the demographic consumer group created by registrants in a particular course. Companies affiliated with Superior Networks can then target a particular group with advertising at an applicable course website for products desirable to that group. Superior Networks will then participate with affiliated companies in revenues from products sold.

The effectiveness of our web sites for revenue generating purposes will depend in part upon the number of visits a student makes to the web site for purposes of completing a course and the length of those visits. The driver training course can be completed in one visit depending upon the attention span of the individual taking the course. The length of time necessary to complete the course also varies with the individual. Since there are no additional course offerings at this time, we cannot predict the time it will take our users to complete future courses. Our experience with our initial drivers training course may determine to a great extent whether future courses will tend to be longer and more complex or shorter and simpler while retaining value as a vehicle for training and teaching.

Superior Networks will also attempt to negotiate contracts by which it will receive revenue each time a link on our website is used to connect our site user to the website of an affiliated company. Our initial affiliated companies will be companies offering products attractive to the elderly who have driving concerns such as auto insurance targeted to the elderly. We also hope to create client satisfaction to the extent they will return to our website for other services on an ongoing basis.

Revenue Streams

Training Courses
----------------

We believe the economic potential of Superior Networks will be maximized by focusing on revenues generated indirectly through product sales by affiliated companies to training program participants. Accordingly, growth of the participant base is key to the success of Superior Networks. We do not want course tuition to limit the appeal of a course to potential participants. It is our present intention that course offerings will generate supplemental revenues of $5.00 per participant per course. Once we have entered into revenue sharing agreements with key affiliates such as automobile insurance companies and made arrangements for our courses to be certified with provincial and state automobile licensing divisions, we will begin charging a fee for our courses.

Affiliated Company Products and Advertising
-------------------------------------------

Superior Networks will provide affiliated companies with access to Superior Networks' course participant base through on-line promotions and links at the various course websites. Superior Networks' courses will create compelling selling opportunities. For example, Superior Networks' driving course certified to help rehabilitate a poor driving record could provide a link to an insurance company site that offers insurance to poor drivers. An affiliated company will compensate Superior Networks through fee and commission arrangements when course participants respond to on-line advertising by linking to the affiliated company's website or by purchasing its product. Our website will also provide banner and other advertising which will vary by application. To date, however, we have not as yet entered into any agreements with insurance companies or other affiliated companies whereby they compensate Superior Networks through fee or commission arrangements.

Data Products
-------------

The training process has the potential to generate useful information about course participants derived from demographic, consumer preference, and state-of-knowledge data. While Superior Networks will adhere to strict standards of confidentiality in handling sensitive course information, we will nonetheless use state-of-the-art data management techniques to capture and package the maximum amount of marketable data. For example, in safety related courses, this might include statistics on areas in which safety knowledge is weakest that would be of value to insurers. So far, we have not entered into any agreements for the sale of data nor have we determined that we will do so. The sale of data has been identified as a potential revenue source and will be considered in the future once we have built up a significant database from our websites.

Products

Initial Product
---------------

Superior Networks' initial product is a comprehensive driver training program targeted at senior citizens interested in acquiring discounts from insurance companies and in improving their driving ability. The program is focused on individuals requiring brush-ups, those requiring training in new vehicle types, and those wishing to upgrade their driving status based on accident history.

Superior Networks recognizes that the driver training industry is fragmented within the various states and that training seniors is not a specialty of any of the training schools with the exception of the American Association of Retired Persons (AARP). The AARP has devised a driver training program for seniors and have lobbied for insurance discounts for seniors who take a driver improvement course.

This program is an example of on-line technology designed specifically for the needs of seniors, offering similar training programs to those provided by AARP, but in the comfort and with the convenience of the senior's home or other private location such as a driving school. The website will offer written and graphic instruction, video presentations, testing, and other approaches to learning geared to adult learning. The material will be presented in a user-friendly fashion that the participant can return to at any time and as often as he or she requires.

This program is targeted at the automobile driving elderly in North America. Some users of the program may be non-seniors. However, at this time we will not devote any of our marketing efforts at non- seniors.

Future Products
---------------

Young Adult Training. We plan on developing a training application providing young adults with a menu of free courses that provide instruction about setting up bank accounts, obtaining credit, renting property, and managing household affairs. The training content of this program presents the opportunity to create particularly strong ties to consumer purchases. To take advantage of this, Superior Networks plans to create strategic alliances with one or more firms in each of the following areas:

* Credit card issuers;
* Banks;
* Telephone and paging services;
* Home furnishing retailing;
* Insurance  (auto,  health,  household,  life);  and
* Automobile  sales  and servicing.

The business of each of the service or product providers in the categories listed above is unique to the industry of the provider. A strategic alliance, including compensation arrangements with a particular business will be specific to the applicable industry and will be dependent upon negotiations and the type and the extent of the alliance. We anticipate that compensation arrangements will take the form of percentage based commissions and flat fees for making a referral. We have had discussions with possible alliances but have not entered into any agreements. Once we ally ourselves with state and provincial driving regulators in furtherance of our driving program for the elderly, we will commence further negotiations with strategic alliances.

The young adult training program is still in the initial planning stages. We will not focus on developing this application until our initial drivers training program is developed. At this time we do not have a target date for being operational on this particular website.

Equipment Rental Made Easy. Equipment Rental Made Easy will offer courses on safety and operation for consumers who rent power equipment, such as chain saws, floor sanders, and carpet cleaning equipment. We will sell access to these courses to equipment rental companies thereby making it primarily a business-to-business application. The equipment rental companies will then have access to the courses as a resource they can pass along to a client at the time the client rents a piece of equipment for which a course would be important. We have not started development of the equipment rental made easy website at this time and do not as yet have a target date of when it will be operational.

Other Applications. Other applications we intend to develop include:

* New Moms;
* Simple Etiquette;
* Sexual Harassment;
* Boating Safety; and
* Insurance.

None of these applications are under development at the present time and we do not have target dates at which they will be operational. They are applications we intend to explore in the future once we have found success with our initial product development. As each new course is developed and made available to the public, we intend to charge a $5.00 fee per participant per course.

The Market

As usage of the Internet continues to grow, it becomes increasingly accepted as a primary communications medium for consumers. This trend will fuel the long-term growth of the potential audience for the kinds of web-based services offered by Superior Networks.

The Internet has dramatically changed the way that millions of people worldwide share information, communicate and conduct business. According to Computer Industry Almanac Inc. there were over 400 million Internet users worldwide at year-end 2000-up from less than 200 million Internet users at year-end 1998. The U.S. had over 134 million Internet users or nearly 33% of the total at year-end 2000. Forrester Research estimates that e-commerce in the United States totaled $488 billion in the year 2000. It further estimates that e-commerce in the United States will be $3.189 trillion in the year 2004. The availability of a broad range of content and the acceptance of electronic commerce has driven rapid Internet adoption by businesses and consumers alike, which has in turn stimulated the proliferation of additional content and electronic commerce.

The Internet has become an accepted medium for the delivery of training devices. Businesses use the Internet as a distribution channel for providing instruction to employees. For example, a business may post a sales training course to its website for access by its personnel. Another major source of web-based training is the "how to" sites. Companies such as EHow.com and How2.com offer instructional assistance for consumers on a wide range of topics. At present, however, there are few barriers to entry into web-based training in general. The fragmented market and short history mean there is little brand recognition or loyalty. As mentioned above, Superior Networks expects to generate the bulk of its revenue indirectly from the products sold by affiliated companies in e-commerce.

Marketing to the Market

There are two main marketing strategies that Superior Networks will use to develop sales: online advertising; and offline advertising.

This convergence of traditional and electronic versions of marketing will ensure the successful penetration of the target market. The electronic marketing campaign will use banner ads, contests, e-mail newsletters, button ads and links, strategic relationships with portals, interactive website technology, and affiliate programs all for the purpose of focusing on:

* Developing target market awareness of the site;
* Driving traffic to the site;
* Building the profile of the site;
* Establishing a high level of confidence in the site;
* Reinforcing the use of the site; and
* Assisting communications between the customer base and affiliated merchants marketing products at the site.

The traditional areas of marketing for the initial product of the driving course for seniors will focus on:

* Senior publications;
* Driving publications;
* Television ads;
* Trade shows;
* Public  relations;
* Direct mail; and
* Newspaper ads.

Superior Networks will undertake a specific marketing plan for each of its applications to capture significant market share that will assist in developing a brand name that can be trusted in the virtual community.

Our initial marketing efforts will be focused on obtaining the goodwill of those businesses and associations that we desire to obtain affiliations with. For Superior Networks, an affiliation is a business relationship with another company that will be to the financial benefit of both companies. We seek affiliations in several areas.

First, we are seeking entities that would benefit from advertising products or services at our web site. An affiliation with such a company would be a contractual arrangement wherein Superior Networks would either receive a commission on all sales generated by the Superior Networks' web site or would receive a flat advertising fee for the banner or other form of advertising.

Second, we are seeking entities that which host an Internet site that would benefit by being linked to our site. In this instance, an affiliate relationship would require payment to Superior Networks for each site visit initiated by entering through a link at our site.

Third, we are seeking relationships with governmental and regulatory agencies.

Specifically at this time, we seek recognition of our driving course by state and provincial motor vehicle departments. The agencies will benefit from having a convenient source of driver education instruction. Superior Networks will benefit from the referrals the agencies would give to the Superior Networks driving course.

Our marketing activities to create the affiliations have been limited to verbal communications. There is no affiliation that has been reduced to writing or to a legal obligation on any part. To date, we have not marketed our website other than by word of mouth.

Competition

Superior Networks will face potential competition from several sources:

* Traditional training firms, such as Sylvan Learning Centers, which may decide to enter the world of cyber-learning;

* "How to" websites, which may begin to target specific markets;

* Specialized off-line training programs, which may directly compete with some Superior Networks offerings.

At the present time we believe each type of competitor presents only a partial potential overlap with Superior Networks. For example, traditional training firms and specialized off-line training programs are not web based. Where Superior Networks offers course material via the convenience of the Internet, competition with these companies is indirect. "How to" websites such as eHow.com are web based. However, they do not compete directly with Superior Networks for two reasons. First, "how to" sites publish general information on a great variety of topics. They attract the general traffic on the web. Superior Networks courses will each be marketed to a very specific demographic. They will segment the consumer market. Businesses who wish to sell to the narrow market created will obtain greater value for their advertising dollar through our network.

Second, "how to" sites are analogous to purchasing an encyclopedia full of general information. Superior Networks' courses are analogous to specific course training which bestows specific benefits once the material has been learned and the test taken.

In addition, it is our plan to implement applications in which potential competitors have not yet established a web-based product. We are not aware of any training companies developing and operating the types of niche applications planned for our training programs.

Compliance with Government  Regulation

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

* Sales and other taxes;
* User privacy;
* Pricing controls;
* Characteristics and quality  of  products  and  services;
* Consumer  protection;
* Cross-border commerce;
* Libel  and   defamation;
* Copyright,   trademark  and  patent infringement;  and
* Other  claims  based on the nature and  content of Internet materials.

These new laws may impact our ability to market our products and services offered on our web site in accordance with our business plans.

We plan to offer driver training programs in each Canadian province and each U.S. state. The curriculum offered in each province and state will be specific to the laws and regulations of the applicable jurisdiction. Each course on the course menu will have an appropriate designation indicating which state or province that course has been prepared for. The student can then select the course suitable to his or her needs. For example, if a person is moving from Canada to the United States, they can select the course for the state in which they intend to reside. If a student needs to rehabilitate his or her driving record in their own state or province, they will select the course offering for their resident state or province. Tailoring the coursework in this manner will take time but will not be cost prohibitive since the driving laws in North America are uniform for the most part.

We may have to qualify to do business in other jurisdictions. If we make sales of our products or services, we anticipate that sales and our customers will be in multiple states and foreign countries. As our customers may reside in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state and foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

We are not aware of any environmental laws that will be applicable to the operation of our business.

Employees

We have no employees other than our officer and director as of the date of this report.

Research and  Development  Expenditures

Since  inception,   we  have  incurred   approximately  $4,807  in  research  or
development expenditures for the development of our website.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark. There is little or no necessity to have patented technology in order to disseminate training materials over the Internet. This fact makes it easier for us to implement our business model. It also increases the ease with which potential competition can enter our industry.

Item 2. Description of Property.

We do not lease or own any real property. The location of the business is 1281 West Georgia Street, Suite 501, Vancouver, British Columbia, Canada V6E 3J7.

Item 3. Legal  Proceedings.

We are not currently a party to any legal proceedings. Superior Networks' agent for service of process in Nevada is Michael A. Cane, 2300 West Sahara Avenue, Suite 500, Box 18, Las Vegas, Nevada 89102.

Item 4. Submission  of  Matters  to a Vote of  Security Holders.

No matter was submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

In October 2001 the common shares of Superior Networks began trading on the NASD Over-The-Counter Bulletin Board market under the trading symbol "SPNW".

The following table sets forth high and low bid prices of Superior Network's common shares for 2001 as obtained by the National Quotation Bureau, LLC or as otherwise indicated.

------------------------------- --------------- --------------------------------
Quarter (1)                     High US$        Low US$
------------------------------- --------------- --------------------------------
2001 Fourth Quarter             3.00            0.25
------------------------------- --------------- --------------------------------
2002 First Quarter (up to       6.00            0.85
March 14, 2002)
------------------------------- --------------- --------------------------------
(1)      Each quarter is based on the calendar year.
(2)      Prices supplied by the Company.

Holders

As of November 30, 2001 the number of registered holders of record of common shares was approximately 27. The number of common shares outstanding as of November 30, 2001 was 7,435,000. As of the date hereof, the number of registered holders of record of common shares is 8 and the number of common shares outstanding is 22,305,000.

Dividends

A stock dividend was paid to shareholders of Superior Networks on March 13, 2002 which effected a stock split on a 3 to 1 basis. As a result, there are 22,305,000 common shares outstanding as of March 13, 2002.

Recent Sales of Unregistered  Securities

We issued 5,000,000 shares of common stock on September 1, 2000 to Randy White former director, former president and former chief executive officer of the Company. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a price of $0.001 per share, for total proceeds of $5,000. The 5,000,000 shares of common stock are restricted shares as defined in the Securities Act.

We completed an offering of 2,000,000 shares of our common stock at a price of $0.01 per share to a total of seven purchasers on September 20, 2000. The purchasers were Dave Clarkson, Brent McLean, Jeremy Ross, Craig Tillberg, Karen Travis, Curt White, and Dave Wong, all non-U.S. persons. The total amount received from this offering was $20,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S and at the time each buy order originated, the applicable purchaser was outside the United States. We did not engage in a distribution of this offering in the United States and no directed selling efforts were made in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S requiring compliance with Regulation S at the time of transfer of the shares evidenced by the certificate. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers and Superior Networks is required to refuse to register any transfer of the shares not made in accordance with the provisions of Regulation S.

We completed an offering of 435,000 common shares at a price of $0.05 per share to a total of twenty-four purchasers pursuant to Regulation S of the Securities Act on November 30, 2000. The purchasers were the selling shareholders as listed in this document except for the seven persons set forth in the preceding paragraph. The total proceeds realized from this offering were $21,750. Each purchaser represented that he was a non-US person as defined in Regulation S and at the time each buy order originated, the applicable purchaser was outside the United States. We did not engage in a distribution of this offering in the United States and no directed selling efforts were made in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S requiring compliance with Regulation S at the time of transfer of the shares evidenced by the certificate. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers and Superior Networks is required to refuse to register any transfer of the shares not made in accordance with the provisions of Regulation S.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is a development stage company. We have insufficient funds to commence development of our initial product. We will require additional financing in order to implement our business plan. At November 30, 2001 we had enough cash for one month of operations. The new President of the Company, Robert Rosner, plans to loan a nominal amount of money to the Company in order to meets its immediate financial obligations. The Company has not reached an agreement with Mr. Rosner to pay any interest on such loans. Should interest be paid, the Company expects it will carry a nominal interest rate. Although Mr. Rosner plans to loan money to the Company, there can be no assurances that Mr. Rosner will continue to do so in the future. To complete our objectives over the next 12 months, which may include entering into a definitive agreement with GIE Technologies and completion of such transaction and further implementing our business plan, we require additional funding. The amount of additional financing we will require to sustain our business operations 12 months from now will depend on the level of revenues we will be generating at that time. The Company does not anticipate receiving any revenues in the near future. It is impossible to give a meaningful forecast at this time as to the amounts of additional financing that will be required. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

We launched the website for Superioronlinetraining.com on January 17, 2001. The site focuses on a training program specifically designed to cater to senior drivers' needs and features a section on aging and driving, a driving course and a quiz on the driving course.

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

Future Products

As discussed above, we plan on developing a number of training applications including providing young adults with a menu of free courses that provide instruction about setting up bank accounts, obtaining credit, renting property, and managing household affairs. Further, the Company also plans to offer courses on safety and operation for consumers who rent power equipment such as chainsaws, floor sanders and carpet cleaning equipment. Both planned applications are in the initial planning stages and are not under development at the present time. There are currently no target dates at which they will be operational.

Employees and Consultants

For the twelve months after November 30, 2001, it is anticipated that our part-time employment positions will be limited to the current officers and directors of the Company. We intend to contract with third party consultants for the development of our website and our courses. Such individuals have not yet been contracted by the Company. Such contracts are entirely dependent upon our ability to raise additional capital.

Results Of Operations

We did not earn any revenues from the date of inception through the period ending November 30, 2001. We do not anticipate earning revenues until such time as we have our initial product developed and available to the public on the Internet. Furthermore, we do not expect to generate significant revenues until such time as we have developed a substantial customer base and affiliated merchants have become successful in marketing their products to that base. A course client will become familiar with our site by repeated visits to the site in order to complete the course. Other services to the demographic of which the client is a part will also be offered at the site and will be noticed by the client. We believe these additional services will induce further visits to the site by the client even after the initial course is completed. At the present time we have no affiliated merchants nor do we have a customer base.

We incurred an accumulated deficit of $54,908 from the date of inception through November 30, 2001. Currently, we are not able to operate our business according to plan because of cash constraints. Failure to raise the necessary capital in the immediate future will, at a minimum, cause us to not be able to fully develop our initial product or, in the worst case, cause our business to fail. We are actively pursuing candidates for a strategic alliance or possible acquisition of a business interest. Although, we are pursuing these avenues, it cannot be guaranteed that such arrangements can be reached in such a time or manner that will enable us to continue to develop our product. For the next 12 months, the Company will continue to seek out business opportunities in which it can engage.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Our actual results and actual plan of operations may differ materially from what is stated above. From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-     general domestic economic and political conditions;
- changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission;
-     availability and timing of receipt of necessary outside capital; and
- other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Item 7. Financial Statements.





                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                AUDITORS' REPORT


To the Shareholders and Directors
Superior Networks, Inc.


We have audited the balance sheets of Superior Networks, Inc. (a development stage company) as at November 30, 2001 and 2000, and the statements of loss and deficit accumulated during the development stage, cash flows, and stockholders' equity for the year ended November 30, 2001, and for the period from May 24, 2000 to November 30, 2000, and for the period from May 24, 2000 (date of inception) to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2001 and 2000, and the results of its operations and cash flows for the year ended November 30, 2001, and for the period from May 24, 2000 to November 30, 2000, and for the period from May 24, 2000 (date of inception) to November 30, 2001 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(c). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                    By: /s/ Morgan & Company
                                                   ------------------------
                                                           Morgan & Company
February 12, 2002                                          Chartered Accountants

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

                                                                     NOVEMBER 30
                                                                   2001        2000
                                                                 --------    --------
ASSETS

Current
     Cash                                                        $    592    $ 41,610
     Accounts receivable                                             --           496
                                                                 --------    --------
                                                                      592      42,106

Software Development Costs                                          4,807       3,460
                                                                 --------    --------

                                                                 $  5,399    $ 45,566
                                                                 ========    ========

LIABILITIES

Current
     Accounts payable                                            $  5,196    $   --
     Loan payable                                                   8,361       6,500
                                                                 --------    --------
                                                                   13,557       6,500
                                                                 --------    --------

shareholderS' EQUITY

Share Capital
     Authorized:
         100,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
           7,435,000 common shares                                  7,435       7,435

     Additional paid-in capital                                    39,315      39,315

Deficit Accumulated During The Development Stage                  (54,908)     (7,684)
                                                                 --------    --------
                                                                   (8,158)     39,066
                                                                 --------    --------

                                                                 $  5,399    $ 45,566
                                                                 ========    ========

Approved by the Board of Directors:

                 By: /s/ Robert Rosner
                 ---------------------
                         Robert Rosner

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)

                                                                INCEPTION    INCEPTION
                                                       YEAR       MAY 24        MAY 24
                                                       ENDED      2000 TO      2000 TO
                                                   NOVEMBER 30  NOVEMBER 30  NOVEMBER 30
                                                       2001         2000         2001
                                                    ----------   ----------   ----------
Expenses
     Consulting                                     $    2,000   $    2,675   $    4,675
     Professional fees                                  44,316        4,236       48,552
     Office and sundry                                     908          773        1,681
                                                    ----------   ----------   ----------

Net Loss For The Period                                 47,224        7,684       54,908

Deficit Accumulated During The Development Stage,
  Beginning Of Period                                    7,684         --           --
                                                    ----------   ----------   ----------

Deficit Accumulated During The Development Stage,
  End Of Period                                     $   54,908   $    7,684   $   54,908
                                                    ==========   ==========   ==========


Net Loss Per Share                                  $     0.01   $     0.01         --
                                                    ==========   ==========   ==========


Weighted Average Number Of Common
  Shares Outstanding                                 7,435,000    3,565,447         --
                                                    ==========   ==========   ==========

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                INCEPTION              INCEPTION
                                            YEAR                  MAY 24                 MAY 24
                                            ENDED                2000 TO                2000 TO
                                         NOVEMBER 30           NOVEMBER 30            NOVEMBER 30
                                             2001                  2000                  2001
                                           --------              --------              --------
Cash Flows From Operating Activities
     Net loss for the period               $(47,224)             $ (7,684)             $(54,908)

Adjustments To Reconcile Net Loss To Net
  Cash By Operating Activities
     Accounts receivable                        496                  (496)                 --
     Accounts payable                         5,196                  --                   5,196
     Loan payable                             1,861                 6,500                 8,361
                                           --------              --------              --------
                                            (39,671)               (1,680)              (41,351)
                                           --------              --------              --------

Cash Flows From Financing Activity
     Common stock issued                       --                  46,750                46,750
                                           --------              --------              --------

Cash Flows From Investing Activity
     Software development costs              (1,347)               (3,460)               (4,807)
                                           --------              --------              --------

Increase In Cash                            (41,018)               41,610                   592

Cash, Beginning Of Period                    41,610                  --                    --
                                           --------              --------              --------

Cash, End Of Period                        $    592              $ 41,610              $    592
                                           ========              ========              ========

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                        STATEMENTS OF STOCKHOLDERS EQUITY

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                             COMMON STOCK
                                   ---------------------------------
                                     NUMBER                ADDITIONAL
                                       OF                   PAID-IN
                                     SHARES      AMOUNT     CAPITAL     DEFICIT       TOTAL
                                   ---------   ---------   ---------   ---------    ---------
Shares issued for cash at $0.001   5,000,000   $   5,000   $    --     $    --      $   5,000

Shares issued for cash at $0.01    2,000,000       2,000      18,000        --         20,000

Shares issued for cash at $0.05      435,000         435      21,315        --         21,750

Net loss for the period                 --          --          --        (7,684)      (7,684)
                                   ---------   ---------   ---------   ---------    ---------

Balance, November 30, 2000         7,435,000       7,435      39,315      (7,684)      39,066

Net loss for the period                 --          --          --       (47,224)     (47,224)
                                   ---------   ---------   ---------   ---------    ---------

Balance, November 30, 2001         7,435,000   $   7,435   $  39,315   $ (54,908)   $  (8,158)
                                   =========   =========   =========   =========    =========

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

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

         The Company is in the development stage; therefore recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

     c)  Going Concern

         The Company will need additional working capital to be successful in its planned activity and to service its current debt for the coming year and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


3.   RELATED PARTY TRANSACTION

     The loan payable in the amount of $8,361 (2000 - $6,500) is owing to a director.

Item 8. Changes  In and  Disagreements  With   Accountants  on   Accounting  and
Financial Disclosure.

During the two most recent fiscal years, the accountant for Superior Networks has not resigned, declined to stand for re-appointment or been dismissed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of March 14, 2002 is as follows:

Name                                                                Age
----                                                                ---
Robert Rosner                                                       37
President, Secretary and Director

The following is a brief description of the background and business experience for the past five years of each of our executive officers and directors.

Mr. Robert Rosner is the President, Secretary and sole director of the Company. Mr. Rosner was appointed to our board of directors on February 1, 2002. Mr. Rosner was appointed as our secretary on February 1, 2002. Mr. Rosner has been the owner and the president of Rosner Communications Inc. since July 1985. Rosner Communications Inc. provides consulting services to public companies. Mr. Rosner has been the president and a director of Moreno Ventures Inc., a company listed on the Canadian Venture Exchange, since April 1994. Mr. Rosner has been the president and a director of Fortuna Ventures Inc., a company listed on the Canadian Venture Exchange, since June 1996. Mr. Rosner was a director of Global Tree Technologies, Inc., a company currently listed on the Canadian Venture Exchange, from May 1993 to February 1998. Moreno Ventures, Inc. and Fortuna

Ventures, Inc. are both companies engaged in the business of mineral exploration. Global Tree Technologies, Inc. is a company engaged in the business of marketing of a fast growing tree for production of wood products. Mr. Rosner has been a member of the Independent Order of Foresters since 1989, and a member of its executive committee in 1994. Mr. Rosner is the president and a director of First Cypress Technologies, Inc., a company that is a reporting company under the Securities Exchange Act of 1934.

Term of Office

The directors of the Company are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officer and director described above.

Involvement in Certain Legal Proceedings

No current officer or director of the Company has been: (1) involved in a bankruptcy proceedings; (2) received or been subject to a criminal proceeding;
(3) been subject to any order or judgment of a court of competent jurisdiction barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors of the Company, and persons who beneficially own more than ten percent of the equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of Section 16(a) forms they file. Based on a review of the copies of such forms received by the Company, we believe that during the fiscal year ended November 30, 2001, all such filing requirements applicable to its officers and directors were complied with the exception that reports were filed late by the following person:

---------------------------- -------------------------- ------------------------ ----------------------------
Name and Principal Position  Number of Late Reports     Transactions Not         Known Failures To File a
                                                        Timely Reported          Required Form
---------------------------- -------------------------- ------------------------ ----------------------------
Randy White, Director and    One                        None                     One
President
---------------------------- -------------------------- ------------------------ ----------------------------
Mark McLean, Director and    One                        None                     One
Treasurer
---------------------------- -------------------------- ------------------------ ----------------------------
Renotcka Rzepczyk, Director  One                        None                     One
---------------------------- -------------------------- ------------------------ ----------------------------

Item 10. Executive Compensation.

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended
November 30, 2001. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.

Summary  Compensation  Table

------------------ -------- ------------------------------------- -------------------------------------- -----------
                                    Annual Compensation                  Long-Term Compensation
                                    -------------------                  ----------------------

                                                                            Awards             Payout
                                                                                                  $
                                                                                                             All
                                                        Other                                               Other
    Name and                                            Annual      Options/     Restricted      LIPT       Compen
   Principal                  Salary      Bonus      Compensation     SARs        Shares or     Payout     -sation
    Position         Year       $           $              $         Granted     Share Units       $          $
================== ======== =========== ============ ============ =========== =============== ========== ===========
Randy White         2001       Nil          Nil          Nil       Nil/Nil         Nil           Nil        Nil
President and       2000       Nil          Nil          Nil       Nil/Nil         Nil           Nil        Nil
Director            1999       Nil          Nil          Nil       Nil/Nil         Nil           Nil        Nil
------------------ -------- ----------- ------------ ------------ ----------- --------------- ---------- -----------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 14, 2002 by: (i) each person including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

---------------------------- -------------------------- -------------------------- --------------------------
Title of Class               Name and Address of        Number of Shares of        Percentage of Common
                             Beneficial Owner           Common Stock               Stock(1)
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Robert Rosner(2),          5,000,000                  67.2%
                             President, Secretary and
                             Director
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Randy White, former        NIL                        NIL
                             President and former
                             Director
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Mark McLean, former        NIL                        NIL
                             Treasurer and former
                             Director
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Renotcka Rzepczyk,         NIL                        NIL
                             former Director
---------------------------- -------------------------- -------------------------- --------------------------
Common Stock                 Total for Officers and     5,000,000                  67.2%
                             Directors as a Group
---------------------------- -------------------------- -------------------------- --------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of March 4, 2002, there were 7,435,000 shares of our common stock issued and outstanding.

(2) The shares denoted as being beneficially owned by Mr. Rosner represent those shares which Mr. Rosner has acquired from Mr. White pursuant to the Stock Purchase Agreement.

Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated.

Changes in Control

As stated herein, Robert Rosner purchased 5,000,000 common shares of the Company (representing approximately 67.2% of the outstanding shares of our common stock) on March 4, 2002 from Randy White, former President and former director of the Company, for an aggregate of $50,000. In addition, Randy White, Mark McLean and Renotcka Rzepczyk resigned as directors of the Company, Randy White resigned as President and Mark McLean resigned as Secretary pursuant to the Stock Purchase Agreement. Robert Rosner is the current President, Secretary and sole director of the Company.

Further, the Company also announced on February 4, 2002 that it has executed a letter of intent for the acquisition of all of the outstanding common shares of GIE Technologies. The Company anticipates issuing a number of shares of its common stock to the GIE Shareholders such that the GIE Shareholders will own 76% of the Company's issued and outstanding shares of common stock on closing of the acquisition.

Item 12. Certain Relationships and Related Transactions.

Except as stated herein, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-     any  of  our  directors  or  officers;
-     any  person  proposed  as  a  nominee  for  election  as  a  director;
- any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
-     any  of  our  promoters; and
- any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13. Exhibits and Reports on Form 8-K.

No exhibits have been filed pursuant to Item 601 of Regulation S-B.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Superior Networks, Inc.
-----------------------
(Registrant)

By: /s/ Robert Rosner
---------------------
        Robert Rosner, President

Date: March 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Rosner
---------------------
        Robert Rosner, Director

Date: March 15, 2002