Form 10QSB
period 2002-02-28
SUPERIOR NETWORKS INC
filed 2002-05-23
CIK 1133361

[GRAPHIC OMITTED]
SEC 2334 Potential persons who are to respond to the collection of information contained in this form (6-00) are not required to respond unless the form displays a currently valid OMB control number.


                                                               [GRAPHIC OMITTED]
                                                                    OMB APPROVAL
                                                           OMB Number: 3235-0416
                                                          Expires: April 30,2003
                                                        Estimated average burden
                                                       hours per response: 32.00
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002
                ------------------------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

         Commission file number _______________________________________


                             SUPERIOR NETWORKS, INC.
                             -----------------------

        (Exact name of small business issuer as specified in its charter)

           NEVADA                                       98-0339543
--------------------------------                    -------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification No.)


                           Suite 1600, 390 Bay Street
                                Toronto, Ontario
                                 Canada M5H 2Y2
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (416) 368-2500
                           ---------------------------
                           (Issuer's telephone number)

                       1281 West Georgia Street, Suite 501
                   Vancouver, British Columbia, Canada V6E 3J7
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: A total of 22,305,00 common shares were issued and outstanding as at May 17, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1. Financial Statements.



                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                           FEBRUARY 28          NOVEMBER 30
                                              2002                  2001
                                           -----------          -----------

ASSETS

Current
     Cash                                  $    616             $    592

Software Development Costs                    4,807                4,807
                                           -----------          -----------

                                           $  5,423             $  5,399
                                           ===========          ===========

LIABILITIES

Current
     Accounts payable                      $ 24,920             $  5,196
     Loan payable                             8,802                8,361
                                           -----------          -----------
                                             33,722               13,557
                                           -----------          -----------

shareholderS' EQUITY

Share Capital
     Authorized:
         100,000,000 common shares,
         par value $0.001 per share

     Issued and outstanding:
            7,435,000 common shares           7,435                7,435

     Additional paid-in capital              39,315               39,315

Deficit                                     (75,049)             (54,908)
                                           -----------          -----------
                                            (28,299)              (8,158)
                                           -----------          -----------

                                           $  5,423             $  5,399
                                           ===========          ===========


      See accompanying notes to unqudited condensed financial statements.

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                                   INCEPTION
                                                                     MAY 24
                                       THREE MONTHS ENDED           2000 TO
                                          FEBRUARY 28             FEBRUARY 28
                                       2002           2001             2002
                                   ---------------------------    -----------
Expenses
     Consulting                     $      --      $      --      $     4,675
     Professional fees                   20,132         15,836         68,684
     Office and sundry                        9            515          1,690
                                    -----------    -----------    -----------

Net Loss For The Period                  20,141         16,351    $    75,049
                                                                  ===========

Deficit, Beginning Of Period             54,908          7,684
                                    -----------    -----------
Deficit, End Of Period              $    75,049    $    24,035
                                                   ===========


Net Loss Per Share                  $     (0.01)   $     (0.01)
                                    ===========    ===========


Weighted Average Number Of Common
  Shares Outstanding                  7,435,000      7,435,000
                                    ===========    ===========



      See accompanying notes to unqudited condensed financial statements.

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                                                                    INCEPTION
                                                                                                      MAY 24
                                                                  THREE MONTHS ENDED                  2000 TO
                                                                     FEBRUARY 28                    FEBRUARY 28
                                                               2002               2001                  2002
                                                            -----------------------------         --------------
Cash Flow From Operating Activities
     Net loss for the period                                $(20,141)            $(16,351)            $(75,049)

Adjustments To Reconcile Net Loss
  To Net Cash By Operating Activities
     Accounts payable                                         19,724                7,672               24,920
     Loan payable                                                441                 --                  8,802
                                                            --------             --------             --------
                                                                  24               (8,679)             (41,327)
                                                            --------             --------             --------

Cash Flow From Financing Activity
     Common stock issued                                        --                   --                 46,750
                                                            --------             --------             --------

Cash Flow From Investing Activity
     Software development costs                                 --                 (1,347)              (4,807)
                                                            --------             --------             --------

Increase (Decrease) In Cash                                       24              (10,026)                 616

Cash, Beginning Of Period                                        592               41,610                 --
                                                            --------             --------             --------

Cash, End Of Period                                         $    616             $ 31,584             $    616
                                                            ========             ========             ========



      See accompanying notes to unqudited condensed financial statements.

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                      THREE MONTHS ENDED FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                           COMMON STOCK
                                              ------------------------------------------
                                               NUMBER                         ADDITIONAL
                                                 OF                            PAID-IN
                                               SHARES          AMOUNT          CAPITAL         DEFICIT           TOTAL
                                              ---------       ---------       ---------       ---------        ---------

Shares issued for cash at $0.001              5,000,000       $   5,000       $    --         $    --          $   5,000

Shares issued for cash at $0.01               2,000,000           2,000          18,000            --             20,000

Shares issued for cash at $0.05                 435,000             435          21,315            --             21,750

Net loss for the period                            --              --              --            (7,684)          (7,684)
                                              ---------       ---------       ---------       ---------        ---------

Balance, November 30, 2000                    7,435,000           7,435          39,315          (7,684)          39,066

Net loss for the year                              --              --              --           (47,224)         (47,224)
                                              ---------       ---------       ---------       ---------        ---------

Balance, November 30, 2001                    7,435,000           7,435          39,315         (54,908)          (8,158)

Net loss for the period                            --              --              --           (20,141)         (20,141)
                                              ---------       ---------       ---------       ---------        ---------

Balance, February 28, 2002                    7,435,000       $   7,435       $  39,315       $ (75,049)       $ (28,299)
                                              =========       =========       =========       =========        =========


      See accompanying notes to unqudited condensed financial statements.

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited financial statements as of February 28, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2001 audited financial statements and notes thereto.


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

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.   RELATED PARTY TRANSACTION

     The loan payable in the amount of $8,802 (2001 - $8,361) is owing to a former director and has been forgiven subsequent to the interim period ending February 28, 2002.


Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operations

The Company is a development stage company. At this time, we have insufficient funds to commence development of our initial product. We will require additional financing in order to implement our business plan. As at February 28, 2002 we had only a nominal amount of cash to maintain operations. In order to complete our objectives over the next 12 months, we require additional funding. The amount of additional financing we will require to sustain our business operations 12 months from now will depend on the level of revenues we will be generating at that time. The Company does not anticipate receiving any revenues in the near future. It is impossible to give a meaningful forecast at this time as to the amounts of additional financing that will be required. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

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

Superioronlinetraining.com   will  attempt  to  attract  banner  advertising  to
generate revenues from the site. Once we affiliate ourselves with insurance companies we intend to charge course fees to registrants plus referral fees from the insurance companies. At that time we plan to associate companies who sell products to seniors including medical products and services, leisure and travel needs, and financial planning and investment services.

We have not earned any revenues from the date of inception through the interim period ending February 28, 2002. We do not anticipate earning revenues until such time as we have our initial product developed and available to the public on the Internet. Furthermore, we do not expect to generate significant revenues until such time as we have developed a substantial customer base and affiliated merchants have become successful in the marketing their products to that base. We anticipate that course clients will become familiar with our site by repeated visits to the site in order to complete the course. Other services to the demographic of which the client is a part will also be offered at the site and will be noticed by the client. We believe these additional services will induce further visits to the site by the client even after the initial course is completed. At the present time we have no affiliated merchants nor do we have a customer base.

We incurred an accumulated deficit of $75,049 from the date of inception through February 28, 2002. Currently, we are not able to operate our business according to plan because of cash constraints. Failure to raise the necessary capital in the immediate future will, at a minimum, prevent us from fully developing our initial product and, in the worst case, cause our business to fail. We are actively pursuing candidates for a strategic alliance or possible acquisition of a business interest. Although, we are pursuing these avenues, it cannot be guaranteed that such arrangements can be reached in such a time or manner that will enable us to continue to develop our product. The Company will continue to seek out business opportunities in which it can engage.

Even though the Company does not at the present time have any understandings or agreements with any persons or entities to provide such funding, shareholders having an interest in seeing that the Company remains a viable business entity have been willing to provide funds to the Company in the past either through purchasing additional stock or by loaning money to the Company. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. It should also be noted that the Company is now obligated to satisfy the costs associated with filing the required reports under the Securities and Exchange Act of 1934, as amended. It appears at the present time that these costs will also have to be met through the sale of stock or by borrowing additional funds. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; (ii) continue development of its website and course offerings; and (iii) search for potential business, products, technologies and companies for acquisition.

Future Products

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

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1. Legal Proceedings.
None.

tem 2. Changes in Securities.

As previously reported on Form 8-K, filed by the Company on March 27, 2002, Mr. Robert Rosner purchased 5,000,000 common shares of the Company's capital stock from Randy White in a private transaction. Further, a stock split on a 3:1 basis occurred on March 13, 2002. As a result, 22,305,000 common shares of the Company's capital stock are issued and outstanding as of March 13, 2002.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 4, 2002, the Company entered into a letter of intent to purchase all of the shares of Gestion des Infrastructures Pour L'Entretien G.I.E. Technologies Inc. The Company has subsequently terminated the letter of intent as it was not, in the opinion of management, in the best interests of the Company to proceed with the acquisition.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit: 1. Risk Factors.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         SUPERIOR NETWORKS, INC.
                         (Registrant)

Date May 22, 2002        /s/ Robert Rosner
                         ------------------------
                         Robert Rosner, President


http://www.sec.gov/divisions/corpfin/forms/10qsb.htm
Last update: 06/07/2000