Form 10QSB
period 2002-05-31
SUPERIOR NETWORKS INC
filed 2002-07-15
CIK 1133361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                             Commission file number:


                             SUPERIOR NETWORKS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                  98-0339543
    -------------------------------           ---------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

                       1281 West Georgia Street, Suite 501
                   Vancouver, British Columbia, Canada V6E 3J7
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 484-2899

                           ---------------------------
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: A total of 22,305,000 common shares were issued and outstanding as at July 11, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                             SUPERIOR NETWORKS, INC.
                             -----------------------
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                        MAY 31       NOVEMBER 30
                                                         2002             2001
                                                      ---------      ----------
ASSETS
Current
    Cash                                               $   --          $    592

Software Development Costs                                4,807           4,807
                                                       --------        --------
                                                       $  4,807        $  5,399
                                                       ========        ========

LIABILITIES

Current

    Accounts payable                                   $ 14,108        $  5,196
    Loan payable                                         34,854           8,361
                                                       --------        --------
                                                         48,962          13,557
                                                       ========        ========

shareholderS' EQUITY

Share Capital
    Authorized:

       100,000,000 common shares,
          par value $0.001 per share

    Issued and outstanding:
          22,305,000 common shares                        7,435           7,435

    Additional paid in capital                           39,315          39,315

Deficit                                                 (90,905)        (54,908)
                                                       --------        --------
                                                        (44,155)         (8,158)
                                                       --------        --------

                                                       $  4,807        $  5,399
                                                       ========        ========

                See accompanying notes to financial statements.

                             SUPERIOR NETWORKS, INC.
                             -----------------------
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                             INCEPTION
                                       THREE MONTHS ENDED            SIX MONTHS ENDED       MAY 24, 2000
                                             MAY 31                       MAY 31                 TO
                                       2002          2001          2002            2001     MAY 31, 2002
                                    -----------   -----------   -----------   -----------   -----------
Expenses

    Consulting                      $      --     $      --     $      --     $      --     $     4,675
    Professional fees                    14,089        13,340        34,221        29,176        82,773
    Office and sundry                     1,767            30         1,776           545         3,457
                                    -----------   -----------   -----------   -----------   -----------

Net Loss For The Period                  15,856        13,370        35,997        29,721   $    90,905
                                                                                            ===========

Deficit, Beginning Of Period

                                         75,049        24,035        54,908         7,684
                                    -----------   -----------   -----------   -----------

Deficit, End Of Period              $    90,905   $    37,405   $    90,905   $    37,405
                                    ===========   ===========   ===========   ===========


Net Loss Per Share                  $      0.01   $      0.01   $      0.01   $      0.01
                                    ===========   ===========   ===========   ===========


Weighted Average Number Of Common
  Shares Outstanding                 22,305,000    22,305,000    22,305,000    22,305,000
                                    ===========   ===========   ===========   ===========

                See accompanying notes to financial statements.

                             SUPERIOR NETWORKS, INC.
                             -----------------------
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                INCEPTION
                                                            THREE MONTHS ENDED               SIX MONTHS ENDED          MAY 24, 2000
                                                                  MAY 31                          MAY 31                    TO
                                                            2002          2001             2002            2001        MAY 31, 2002
                                                         -----------   -----------      -----------   -----------      -----------
Cash Flows From Operating Activities

     Net loss for the period                             $(15,856)       $(13,370)       $(35,997)       $(29,721)       $(90,905)

Adjustments To Reconcile Net Loss
    To Net Cash By Operating Activities

     Accounts receivable                                     --               496            --               496            --
     Accounts payable                                     (10,812)          3,974           8,912          11,646          14,108
     Loan payable                                          26,052            --            26,493            --            34,854
                                                         --------        --------        --------        --------        --------

                                                             (616)         (8,900)           (592)        (17,579)        (41,943)
                                                         --------        --------        --------        --------        --------

Cash Flows From Financing Activity

     Common stock issued                                     --              --              --              --            46,750
                                                         --------        --------        --------        --------        --------

Cash Flows From Investing Activity

     Software development costs                              --              --              --            (1,347)         (4,807)
                                                         --------        --------        --------        --------        --------

Increase (Decrease) In Cash                                  (616)         (8,900)           (592)        (18,926)           --

Cash, Beginning Of Period                                     616          31,584             592          41,610            --
                                                         --------        --------        --------        --------        --------

Cash, End Of Period                                      $   --          $ 22,684        $   --          $ 22,684        $   --
                                                         ========        ========        ========        ========        ========

                See accompanying notes to financial statements.

                             SUPERIOR NETWORKS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited financial statements as of May 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2001 audited financial statements and notes thereto.

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

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

     f)  Financial Instruments

         The Company's financial instruments consist of cash, accounts payable and loans payable.

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

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

4.   SHARE CAPITAL

     During the period, the Company increased its issued and outstanding share capital by way of a three for one split of the Company's common stock. The stock split was effected by the completion of a stock dividend to each of the Company's shareholders of two common shares for every one common share held.

Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operations

The Company is a development stage company. At this time, we have insufficient funds to commence development of our initial product. We will require additional financing in order to implement our business plan. As at May 31, 2002 we had only a nominal amount of cash to maintain operations. In order to complete our objectives over the next 12 months, we require additional funding. The amount of additional financing we will require to sustain our business operations 12 months from now will depend on the level of revenues we will be generating at that time. The Company does not anticipate receiving any revenues in the near future. It is impossible to give a meaningful forecast at this time as to the amounts of additional financing that will be required. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

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

We have not earned any revenues from the date of inception through the interim period ending May 31, 2002. We do not anticipate earning revenues until such time as we have our initial product developed and available to the public on the Internet. Furthermore, we do not expect to generate significant revenues until such time as we have developed a substantial customer base and affiliated merchants have become successful in the marketing their products to that base. We anticipate that course clients will become familiar with our site by repeated visits to the site in order to complete the course. Other services to the demographic of which the client is a part will also be offered at the site and will be noticed by the client. We believe these additional services will induce further visits to the site by the client even after the initial course is completed. At the present time we have no affiliated merchants nor do we have a customer base.

We incurred an accumulated deficit of $90,905 from the date of inception through May 31, 2002. Currently, we are not able to operate our business according to plan because of cash constraints. Failure to raise the necessary capital in the immediate future will, at a minimum, prevent us from fully developing our initial product and, in the worst case, cause our business to fail. We are actively pursuing candidates for a strategic alliance or possible acquisition of a business interest. Although, we are pursuing these avenues, it cannot be guaranteed that such arrangements can be reached in such a time or manner that will enable us to continue to develop our product. The Company will continue to seek out business opportunities in which it can engage.

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

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company was late in filing its quarterly report on Form 10Q-SB for the period ended February 28, 2002. As a result the Company's securities were suspended from trading on the NASD Over-the-Counter Bulletin Board ("OTCBB") on May 23, 2002. The Company subsequently made an application, on Form 15c2-11, for quotation of its securities on the OTCBB, which application was approved by the NASD on June 27, 2002. As such, the Company's common shares are again eligible for quotation on the OTCBB. Item 6. Exhibits and Reports on Form 8-K.

The Company filed a current report on Form 8-K on March 27, 2002. The report was filed in connection with the acquisition, by Robert Rosner, of 5,000,000 common shares in the capital stock of the Company on March 4, 2002. The Company also effected a 3:1 stock split on March 13, 2002. Mr. Rosner therefore holds 15,000,000 common shares in the capital stock of the Company.

Exhibit 99:  Risk Factors.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SUPERIOR NETWORKS, INC.
                         (Registrant)

Date July 12, 2002       /s/ Robert Rosner
                         -----------------------------
                             Robert Rosner, President







http://www.sec.gov/divisions/corpfin/forms/10qsb.htm
Last update: 06/07/2000