Form 10QSB
period 2002-08-31
SUPERIOR NETWORKS INC
filed 2002-10-21
CIK 1133361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                             Commission file number:


                             SUPERIOR NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                        98-0339543
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                        Suite 3670, 130 King Street West
                            Toronto, Ontario M5X 1B1

                                 (416) 863-0101
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)
              ----------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: A total of 22,305,000 common shares were issued and outstanding as at October 17, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                             SUPERIOR NETWORKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 August 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                  Balance Sheet
                                   (Unaudited)

                                                     August 31         May  31
                                                       2002              2002
                                                     ---------        ----------
ASSETS
     Current
         Cash                                             --               --
         Software Developmental Cost                 $   4,807        $   4,807
                                                     ---------        ---------

     Total Assets                                    $   4,807        $   4,807
                                                     =========        =========

LIABILITIES
    Current
         Accounts Payable                                4,636           14,108
         Loans Payable                                  63,400           34,854
                                                     ---------        ---------

                                                        68,036           48,962
                                                     ---------        ---------
SHAREHOLDERS' EQUITY

    Share Capital Authorized:

100,000,000 common share,
par value $0.001 per share                               7,435            7,435

issued and outstanding:
22,305,000 common shares                                39,315           39,315

Additional paid in capital                            (109,978)         (90,905)

    Deficit                                            (63,228)         (44,155)
                                                     ---------        ---------



                                                     $   4,807        $   4,807
                                                     =========        =========
     Current
         Cash                                             --               --
         Software Developmental Cost                 $   4,807        $   4,807
                                                     ---------        ---------

     Total Assets                                    $   4,807        $   4,807
                                                     =========        =========

LIABILITIES
    Current
         Accounts Payable                                4,636           14,108
         Loans Payable                                  63,400           34,854
                                                     ---------        ---------

                                                        68,036           48,962
                                                     ---------        ---------
SHAREHOLDERS' EQUITY

    Share Capital Authorized:

100,000,000 common share,
par value $0.001 per share
issued and outstanding:
22,305,000 common shares                                 7,435            7,435

Additional paid in capital                              39,315           39,315

    Deficit                                           (109,978)         (90,905)

                                                       (63,228)         (44,155)
                                                     ---------        ---------

                                                     $   4,807        $   4,807
                                                     =========        =========

                    See notes to these financial statements.

                             Superior Networks, Inc.
                       Statement of Operations and Deficit
                              As At August 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                        Three Months Ended  Nine Months Ended
                                           Aug 31,2002        Aug 31,2002
                                        ------------------  -----------------

EXPENSES

         Professional Fees                 $    16,656        $    50,777
         Office and Sundy                        2,518              4,293
                                           -----------        -----------

Net Loss For The Period                    $    19,074        $    55,070

Deficit, Beginning of Period                    90,905             54,908
                                           -----------        -----------

Deficit, End of Period                         109,979            109,979
                                           -----------        -----------

Net Loss Per Common  Share                 $      0.01        $      0.01
                                           -----------        -----------

Weight Average Number of
Common Shares Outstanding                   22,305,000         22,305,000
                                           -----------        -----------


                    See notes to these financial statements.

                             Superior Networks, Inc.
                             Statement of Cash Flows
                              As At August 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                    Three Months Ended
                                                      August 31, 2002
                                                    -------------------

Cash Flows From Operating Activities

         Net Loss for the Period                       $(19,074)


Adjustments to Reconcile Net Loss
         To Net Cash By Operating Activities


         Accounts Payable                                 9,473
         Loans Payable                                   28,547
                                                       --------


Cash Flows From Financing Activity                         --

         Common Stock Issued                               --

Cash Flow From Investing Activity

         Software Development Cost                         --


Increase ( Decrease) In Cash

Cash, Beginning of Period                              $   --

Cash, End of the Period                                $   --


                    See notes to these financial statements.

                             SUPERIOR NETWORKS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2001 audited financial statements and notes thereto.

2.   NATURE OF OPERATIONS

     a)  Organization

         The Company was incorporated in the state of Nevada, U.S.A. on May 24, 2000.

     b)  Development Stage Activities

         The Company had intended to offer specialized training programs over the internet to reach a demographically focused learning audience. The web-based training model was intended to offer a cost-effective and convenient alternative to traditional learning environments. Initially the website was to provide a comprehensive driver training program to seniors interested in acquiring discounts from insurance companies and in improving their driving ability.

         The Company has recently announced that it is intending to enter into an agreement to acquire an interest in a French-based discount airline operation.

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

                            SUPERIOR NETWORKS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)
     b)  Use of Estimates

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

     d)  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS No. 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

     e)  Stock Based Compensation

         The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

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

     g)  Net Loss Per Common Share

         The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                            SUPERIOR NETWORKS, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

(a) Plan of Operations

The Company is a development stage company. At this time, we have insufficient funds to commence development of our initial product. We will require additional financing in order to implement our business plan. As at August 31, 2002 we had no cash to maintain operations. In order to complete our objectives over the next 12 months, we require additional funding. The amount of additional financing we will require to sustain our business operations 12 months from now will depend on the level of revenues we will be generating at that time. The Company does not anticipate receiving any revenues in the near future. It is impossible to give a meaningful forecast at this time as to the amounts of additional financing that will be required. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

The Company is in the process of changing its business strategy. In this regard, the Company has recently announced that it seeks to acquire a forty-nine (49%) interest in AlitudePlus SAS, a French company owning airline assets and operating as "L'Air". AltitudePlus SAS is owned by AeroPlus, SAS, also a French company. The Company intends to acquire an interest in AltitudePlus by issuing common stock from treasury. The Company intends to acquire an interest AltitudePlus and to operate a discount passenger air carrier in France with trans-atlantic destinations.

The Company has not earned any revenues from its website for Superioronlinetraining.com. The site was focused on a training program specifically designed to cater to senior drivers' needs and features a section on aging and driving, a driving course and a quiz on the driving course. The Company will no longer attempt to generate revenues from the website advertising.

We have not earned any revenues from the date of inception through the interim period ending August 31, 2002. We do not anticipate earning revenues until such time as we have our initial product developed and available to the public on the Internet.

We incurred an accumulated deficit of $109,978 from the date of inception through August 31, 2002. Failure to raise the necessary capital in the immediate future will, at a minimum, prevent us from fully developing our initial product and, in the worst case, cause our business to fail.

Even though the Company does not at the present time have any understandings or agreements with any persons or entities to provide such funding, shareholders having an interest in seeing that the Company remains a viable business entity have been willing to provide funds to the Company in the past either through purchasing additional stock or by loaning money to the Company. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. It should also be noted that the Company is now obligated to satisfy the costs associated with filing the required reports under the Securities and Exchange Act of 1934, as amended. It appears at the present time that these costs will also have to be met through the sale of stock or by borrowing additional funds. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; (ii) continue development of its website and course offerings; and (iii) conclude the acquisition of airline assets in France, as described above.


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

         - risks associated with the airline industry, should the acquisition of the French airline assets be succesful

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company filed a current report on Form 8-K on October 15, 2002. The report was filed in connection with the change of auditors of the Company. Also, the Company has reported that, as of the date of this interim report, it is in final negotiations to acquire a forty-nine (49%) interest in French airline assets known as "L'Air." In connection with the acquisition of such assets, the Company will change its name to "L.Air Holding Inc."

Also, as disclosed on Form 8-K filed on September 9, 2002, Robert Rosner has resigned as the sole director and officer of the Company. Mr. Alexander Goldman has acquired the shares of the Company owned by Robert Rosner, being 15,000,000 common shares in the capital of the Company. Mr. Goldman has also been named the sole director and officer of the Company, effective September 5, 2002. Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99:  Risk Factors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              SUPERIOR NETWORKS, INC.
                              (Registrant)

Date October 18, 2002         /s/ Alex Goldman
                              -------------------------------------
                                  Alex Goldman, President, CEO, CFO

                        CERTIFICATION OF PERIODIC REPORT

I, Alexander Goldman, CEO and CFO of Superior Networks Inc. (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

1. The Quarterly Report on Form 10Q-SB of the Company for the quarterly period ended August 31, 2002 (the "Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, (15 U.S.C. 78m or 78o(d); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 18, 2002                 /s/ Alexander Goldman
                                        ---------------------------------
                                            Alexander Goldman

I, Alexander Goldman, CEO/CFO of Superior Networks Inc. (the Company), certify that pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed the report on Form 10-QSB for the quarter ended August 31, 2002 of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: October 18, 2002                         /s/ Alexander Goldman
                                                --------------------------------
                                                    Alexander Goldman