Form 10KSB
period 2002-11-30
L AIR HOLDING INC
filed 2003-03-17
CIK 1133361

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended November 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:   000-32969

L.Air Holding Inc.

(Name of small business issuer in its charter)

Nevada	98-0339543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 King Street West, Suite 3670, Toronto, Ontario M5X 1B1, Canada
(Address of principal executive offices)

Issuer’s telephone number: (416) 863-0101

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $ 0

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 11, 2003:

Common stock, $.001 par value: $3,088,800

The number of shares of the registrant’s common stock outstanding as of the latest practical date, March 11, 2003:

36,539,267 shares.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:

Yes ☐           No ☒

PART I

Item 1.   Description of Business

General

L.Air Holding Inc. (“L.Air”) was incorporated under the laws of the State of Nevada on May 24, 2000.  Its former corporate name was Superior Networks, Inc. until October 2002.

L.Air is in the development stage and is presently seeking to acquire a long-distance discount airline operation with its principal hub to be located in Brussels, Belgium.  L.Air has not yet acquired or leased any aircraft or aircraft equipment, nor has it obtained any gate assignments or aircraft licenses.

Establishment of Airline Operations

L.Air is presently seeking to acquire a 49% ownership interest of Belgium Universal Airways (“BUA”) through a new wholly owned subsidiary in Belgium and is seeking to acquire other aircraft assets to establish its proposed long-distance discount international airline operations.  There is no assurance that the current negotiations to acquire 49% of BUA will be successful, or that L.Air will be successful in completing its necessary capitalization efforts to finance its proposed business plan to establish its discount airline.

Upon completion of its capitalization efforts, L.Air intends to cause BUA to initially lease five Boeing Airbus Model A340-300 planes.  The aircraft will be configured with 220 Y economy seats, 30C business class seats with full comfort pitch, and 10F first class sleeperette seats.  The planes will each be equipped with four International Model CFM 56-5C4 engines.  It is expected that the lease of each plane will be for a term of 120 months at a rental of $535,000 per month.

For the foreseeable future, BUA will acquire only this model of aircraft for its international operations in order to minimize its operating costs.  It is expected that this single fleet engine strategy will reduce its costs because each type of engine requires specialized training in engineering and maintenance, as well as different licenses and permits.  In addition, newer planes consume less fuel per hour of flight, are more efficient and cost less to maintain.  Because of its anticipated lower competitive operating costs, BUA will operate with lower fares than most of its anticipated principal competitors.

Proposed Routes

L.Air intends to establish long-haul destination routes with BUA which it believes to be under-served where its competitive discount prices will be most advantageous to a low-cost carrier.

L.Air is considering initial routes from Brussels to Los Angeles, the Dominican Republic, Toronto, New Delhi, Montreal, Mauritious, Mombassa, Lumbumbashi, and Bangkok.

Charter Service

BUA is expected to enter into a charter lease agreement with VGAA N.V and other charter carriers.  Its discussions with VGAA N.W presently provides for a lease of one plane  (including crew, maintenance and insurance) covering 45 hours per week with monthly rental revenues of approximately $1,440,000.

Business Strategy

L.Air’s strategy is to maximize profitability and cash flow by capitalizing on key competitive strengths of BUA  while maintaining financial flexibility.  The principal elements of its strategy are to establish its proposed lines of business, to maintain its strategic cost advantage and to ensure financial flexibility.

Upon the commencement of BUA’s airline operations, the tenets of its business strategy will be to:

•                                          Stimulate demand with aggressive marketing, promotion and advertising;

•                                          Emphasize low operating costs, without sacrificing passengers’ comfort and convenience;

•                                          Offer point-to-point flights to overpriced, under-served markets;

•                                          Differentiate products and services;

•                                          Operate only one type of aircraft - the technologically advanced Airbus A340-300;

•                                          Efficient utilization of aircraft, utilizing a minimum of 14 hours a day, six days a week;

•                                          Train and maintain a highly productive workforce, while outsourcing most ground and catering operations to highly qualified suppliers in Belgium; and

•                                          Emphasize low distribution costs.

Upon establishing its operations in its initial core markets, BUA will be considering alliances and code sharing arrangements with other airlines.  These alliances would allow BUA to expand its passenger base without significant increases in capital or operating expense and in some cases achieve cost savings through the reduction of redundant labor and facilities.  L.Air believes that alliances are an efficient means of developing new markets and increasing travel opportunities for its customers and plans to pursue such relationships with both domestic and international carriers.

Frequent Flyer Program

Most major airlines have established frequent flyer programs to encourage travel on that particular carrier.  BUA will offer its Fast-Miles program which will allow members to earn mileage credits by flying BUA, by using the services of other program participants such as hotels, car rental firms and other specialty services and by flying certain partner carriers.  Through alliance agreements with other airlines, frequent flyer members may earn reciprocal rights in other airlines’ programs.  When a Fast-Miles member accumulates mileage credits of 20,000 miles, BUA will issue mileage award certificates that can be redeemed for various travel awards, including first class upgrades and tickets on BUA or other airlines participating in its frequent flyer program.  Most travel awards are subject to blackout dates and capacity controlled seating.  Mileage award certificates automatically expire after three years.  Travel is valid up to one year from the date of ticketing.  BUA will be required to purchase space on other airlines to accommodate such award redemption.

BUA will account for the Fast-Miles program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one additional passenger based on expected redemptions.   Costs including passenger food, beverages, supplies, fuel, liability insurance, purchased space on other airlines and denied boarding compensation are accrued as frequent flyer program participants accumulate mileage to their accounts.  Such unit costs are based on expenses expected to be incurred on a per passenger basis.  No profit or overhead margin will be included in the accrual for these incremental costs.  L.Air does not believe that the usage of free travel awards will result in any significant displacement of revenue passengers due to BUA’s ability to manage frequent flyer travel.

Travel Club Operations

L.Air intends to organize a wholly owned subsidiary to be called VIP Travel Services Inc. which will arrange and sell vacation packages and business travel packages that include hotel accommodation, airfare, ground transportation and a variety of entertainment options.  Its focus will be to provide a customer friendly combination of low price and high quality travel products by combining for sale packages that include hotel accommodations, rental cars and special services such as amusement park admissions, golf tee times and ski lift tickets.

VIP Travel Services Inc. is also expected to promote special charter flights for sports events and teams, and for large tour groups.

Employees

At November 30, 2002, L.Air employed only two employees who have been engaged in the initial start-up operations of L.Air.

BUA’s business will be labor intensive.  Wages, salaries and benefits are expected to represent at least 30% of BUA’s consolidated operating expenses for the year ending November 30, 2003.  To encourage increased productivity by its workforce, BUA is expected to award performance bonuses to eligible non-executive, non-union employees provided certain annually established operating income and operating performance targets are attained.  The awards of performance bonuses will range from 5% to 25% of base pay.  In each case, eligibility is determined at the time of distribution.

Labor Relations

L.Air expects attempts by unions to organize BUA’s employees in the future.  No negotiations for initial collective bargaining agreements are in progress.  L.Air cannot predict at this time the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on BUA’s operations or financial performance.  See “Risk Factors – Labor Relations”.

Competition and Marketing

The airline industry is highly competitive.  BUA will compete with a number of major airlines on medium and long-haul routes through its proposed hub in Brussels.  BUA will compete with other major full service airlines based on price and, due to its low cost structure, is expected to be able to compete with other low costs carriers in its markets.  The entry of additional carriers in its proposed markets (as well as increased competition from or the introduction of new services by established carriers) could negatively impact its results of operations.

Most tickets for travel on BUA are expected to be sold by travel agents.  Travel agents generally receive commissions based on the price of tickets sold.  Airlines often pay additional commissions in connection with special revenue programs.  Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid.  Unlike the majority of its competitors, BUA does not expect to cap travel agency commissions at $50 per ticket.

Most tickets sold by travel agents are sold through computer reservations systems that are controlled by airlines.  Those computer reservations systems have, from time to time, significantly increased the cost of making reservations, which costs are borne by airlines.  To address these issues, BUA will take a number of actions.  It will establish an electronic or paperless ticketing system to respond to customer needs and to reduce distribution costs for tickets booked directly through BUA.  BUA will have the ability for customers to book tickets directly through its Internet site located at www.BUA.com, thus avoiding the more expensive computer reservations systems.  U.S. Federal regulations have been promulgated that are intended to diminish preferential schedule displays and other practices with respect to the computer reservation systems that place BUA and other similarly situated users at a competitive disadvantage to the airlines controlling the systems.

VIP Travel Services, Inc.’s business will also be highly competitive.  It will compete primarily with vacation packagers and wholesalers who use multiple airlines and offer diversified products lines, and tour operators that distribute their product directly to the consumer as well as through travel agents.  See “Risk Factors – Competition; Industry Conditions”.

Facilities

The principal executive office of L.Air is located at 130 King Street West, Suite 3670, Toronto, Province of Ontario M5X 1B1, Canada; telephone number (416) 863-0101.  The offices are comprised of approximately 500 square feet which are leased for approximately $1,250 per month on a month-to-month lease.

Upon the commencement of BUA’s airline operations, BUA intends to lease corporate administrative and operations offices in Brussels, Belgium.  The facilities may also accommodate the headquarters for VIP Travel Services Inc. which will allow consolidating its operations and marketing functions.

Space for ticket counters, gates and back offices will also be obtained at each of the other airports served by BUA, either by lease from the airport operator or by sublease from another airline.  Pursuant to alliance agreements with other airlines, certain of the station operations for both carriers will be consolidated in an effort to reduce operating expenses.

BUA expects to lease 10,000 square feet of space at the Brussels airport for pilot training and cargo and ground service facilities, and for maintenance and technical support, which is expected to include two hangar bays, hangar shops, one flight simulator bay, pilot training facilities and warehouse and commissary facilities.

Government Regulation

Airline operations are subject to numerous laws and governmental regulations covering certificates and licenses for airline operations, airport taxes, gate taxes, fuel taxes, gate allocations, reservation systems, slot restrictions, noise abatement, engine maintenance, pilot certifications, security and safety measures, environmental matters, and other operational issues.

Presently, the vacation package and business package industry is substantially unregulated.

Ancillary Airline Activities

Cargo.  BUA’s cargo business will be operated as an independent contribution center.  The majority of its cargo will be carried in the holds of passenger aircraft, the balance on leased or part-chartered freighter aircraft where market conditions allow their deployment.  This will allow BUA to maximize the use of its scheduled route network to provide a worldwide cargo service.  In Europe, BUA will utilize trucks to feed cargo from continental Europe to Brussels-based intercontinental services.  The operating environment in Belgium offers both excellent handling customer service and significant throughput capacity.

Other services.  BUA may provide a variety of services to other airlines.  The most important of these are cargo handling at airports, maintenance, computer and communications services and consultancy services.

Regulation

The international airline industry is subject to a high degree of European and Belgium governmental regulation covering most aspects of airlines’ operations.  This framework governs commercial activity (for example route flying rights, fare setting, access to airport slots) as well as operational standards (relating to areas such as safety, security, aircraft noise, immigration and passenger rights).  Belgium airlines are also affected by wider EU and Belgium policies, laws and regulations, particularly in relation to competition, airports, air traffic control, and labor.

The Belgium civil aviation industry is regulated by the Direction Generale de l’Aviation Civile (“DGAC”), an independent statutory body.  Under the Belgium law and various statutory instruments, the DGAC has a wide range of functions in relation to Belgium airlines, including supervision of many aspects of their financial condition, management and operations.  European airlines are also subject to a number of EU regulations, drawn up under the provisions of the European Treaty (chiefly Article 71).  Responsibility for enforcement is shared between the European Commission and the relevant Member States.

The present basis for international regulation of airline operations derives from the Chicago Convention of 1944, to which nearly all countries are parties.  The Convention also established the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, to foster the planning and development of international air transport.  Under the auspices of ICAO, rules establishing minimum operational standards are normally agreed on a multilateral basis.  Airlines’ rights to fly over, or to make stops in, foreign countries for technical reasons in operating their international scheduled services are generally derived from the International Air Services Transit Agreement of 1944, to which most countries are parties.  However, rights to carry traffic between countries and the regulation of fares are normally agreed on a bilateral basis between governments.  A notable exception is the multilateral single market arrangements that apply within the European Union.

Route Flying Rights

BUA’s traffic rights to carry scheduled passengers and cargo on particular international routes generally derive from air services agreements between the Belgium Government and the governments of foreign states concerned.  Under these agreements, each government grants to the other the right to designate an airline or airlines of its state to operate scheduled services between specified points in their respective countries, and sometimes to or from points in third countries, although this also requires the agreement of the third country’s government.  The Belgium government’s policy regarding the granting of route rights to other airlines is referred to under “Competition” below.

Once an agreement has been reached, it is for the Belgium government to designate the airline or airlines which will operate the agreed services.  As well as being designated, an airline must obtain the necessary operating permits from the foreign governments concerned.  These are unlikely to be withheld so long as BUA meets the required international safety standards.  A contracting government usually has the right to prevent a designated airline from operating the agreed services is if it is not satisfied that the airline is substantially owned and effectively controlled by the other government or its nationals.  For this reason, BUA’s Memorandum and Articles of Association (the “Articles) contain provisions (including proposed amendments) that may limit the rights of Non-Belgium and Non-European nationals to own shares in BUA.

In the European Union (the “EU”), there is a single internal market for air transportation.  The most significant elements of the single market legislation are a liberal pricing regime, free access to all routes within the EU for airlines and a carrier licensing procedure.  Certain constraints continue to apply for infrastructure reasons.  Under a separate agreement, EU single market policies have been extended to the European Economic Area (“EEA”) comprising all the countries of the EU and the countries of the European Free Trade Area (“EFTA”).

Specific route licenses are no longer required with respect to routes to, from and within the EU.

Charter operations are not generally covered by air services agreements.  Within the EEA, no distinction is drawn between charter and scheduled operations.

Fare Setting

It is a provision of most air services agreements that the fares, rates and charges for scheduled services on the agreed routes must be filed with, and approved by, both governments concerned or their agencies.  It is  generally a condition of the air transport and route licenses that the tariffs to be charged for international carriage and the commissions to be paid by the airline to any agent shall be filed with and pre-approved.  Under some air services agreements, airlines are required to coordinate fares.

Notwithstanding this regulatory position, it is a widespread practice among airlines to sell a substantial proportion of their seats and cargo space in many parts of the world at tariffs lower than the approved levels or on other unapproved special terms.  BUA will respond competitively to market conditions and a large proportion of its revenue may be derived from such sales.  BUA does not anticipate any changes in the regulatory environment which would undermine its ability to respond competitively.  Tariffs for charter services are not so regulated.

Safety

Safety standards are generally agreed on a multilateral basis under the auspices of ICAO.  The country of registration of an aircraft is generally responsible for ensuring that the aircraft and its crew meet these guidelines.  Certification of compliance by the state of registry is normally recognized by all other members of ICAO.

Belgium airlines are required, except in limited circumstances, to operate Belgium registered aircraft.  The DGAC is the body responsible for Belgium registered aircraft, and it maintains and enforces a comprehensive system of operational safety and technical standards which, in common with those of many other countries, are more stringent than the internationally agreed minimum standards.

All Belgium airlines are required to hold a DGAC air operator’s certificate relating to the competence of the holder to operate and maintain its aircraft safely.  Each aircraft operated under an air operator’s certificate may only be flown if it has a certificate of airworthiness.  The aircraft’s engines, equipment and all maintenance procedures must also be certificated, and flight crew and certain maintenance staff must be licensed.

To establish high safety standards is a primary objective of BUA.  All departments, especially engineering and flight operations, will pay continual attention to operational safety and the health and safety of employees.  Specific responsibility for advising on safety matters rests with a separate department under the Director of Safety, Security and Environment.  A comprehensive monitoring system will be established within BUA to ensure that incidents are reported and action is taken whenever appropriate.

Security

In Belgium, the DGAC has the power to direct the aviation industry to take measures to prevent acts of criminal violence.  The measures so directed usually follow, but sometimes exceed, the international standards developed by the ICAO.  Responsibility for implementing the measures and meeting their costs falls on both airlines and airport authorities.  A number of foreign countries have also developed aviation security programs which will place the burden on BUA to meet laid down security standards.  BUA’s own security department will continuously assesses the threat to its operations, develop policies for the protection of its operations and assets, and direct its staff or agents to implement appropriate countermeasures while monitoring their effectiveness.

Environmental Regulation and Noise

BUA’s environmental management system will be working constructively with those concerned for the environment and to observe rules and regulations aimed at protection of the environment.  BUA’s activities will be covered by a comprehensive network of regulations at local, national and international levels, affecting emissions to the atmosphere, disposal of solid waste and aqueous effluents, aircraft noise and other relevant parameters.  The strategy takes compliance at the baseline of environmental performance and aims beyond standards and regulations.

BUA’s fleet will meet existing noise standards and will be subject to restrictions.  Aircraft are categorized by the ICAO into “Chapters” which represent noise certification standards.  European and US regulations prohibit the use of Chapter 2 aircraft after March 2002.  None of BUA’s fleet will be Chapter 2.  In 2001, ICAO approved a new noise standard, “Chapter 4”, to apply to new aircraft designs after 2006.  BUA will be proactively involved in other efforts to mitigate the effect of aircraft noise, including minimizing movements at night and, with other stakeholders, will develop a code of conduct for arriving aircraft to reduce noise on approach to airports.

Competition

Most of the markets in which BUA intends to operate are highly competitive.  It will face competition from other airlines on the same city-pair routes, from indirect flights, from charter services and from other forms of transport.  The intensity of the competition varies from route to route, depending on the number and nature of the competitors, particularly whether or not they are state-owned or state-supported, and on the regulatory environment and other factors.  At one extreme, there are relatively few international routes on which competition is largely limited to the other state’s designated airline and fares are regulated.  At the other extreme, there are some routes on which both governments adopt a liberal attitude to fare approval and to multiple designation of a number of airlines from several countries competing for the available traffic.

On many of the routes with multiple carriers, BUA’s pricing decisions will be affected by competition from other airlines, some of which may have cost structures that may be lower than BUA or other competitive advantages and could therefore operate at lower fare levels.

Tariff Coordination

Certain air services agreements require airlines to coordinate fares before approval by the governments concerned.  IATA, the trade association for international airlines, provides a forum for tariff coordination on international routes by convening traffic conferences.  Many international airlines take part in these conferences although, partly reflecting the increase in competition, fewer than in the past.  There is also less adherence to tariffs coordinated with IATA than there once was.

BUA intends to attend traffic conferences and discuss tariffs bilaterally when it is lawful to do so and tariff coordination is required under the relevant air services agreement or is commercially necessary.  However, where it is free to do so, BUA will set its tariffs unilaterally.  This is the case for fares on domestic and some international routes.

Commercial Arrangements

BUA expects to enter into commercial arrangements with other airlines covering scheduled passenger and cargo services on a small number of its international routes.  Some of these may be necessary under relevant air services agreements.  Commercial arrangements can govern, among other things, capacity offered by each airline over flight approvals, the apportionment of revenues between airlines and to coordination of schedules.

Commercial arrangements of this sort are not allowed on routes to or from the United States, and such arrangements as existed with the EU have been generally withdrawn to promote a more competitive environment.

Europe

Since 1987, EU competition rules have applied to commercial agreements between airlines operating intra-EU routes.  The European Commission is empowered to grant block exemptions from certain cooperative arrangements between airlines such as slot allocation, joint planning of capacity, tariff consultations, and the common purchase, development and operation of computer reservations systems.  Block exemptions were made in all these cases and were renewed alongside with the liberalization measures that came into force on January 1, 1993.  The block exemption in respect of joint planning capacity has been withdrawn.

The EU regime for aviation has been extended to the EEA.  The powers and duties of the European Commission are shared with the EFTA Control Authority with responsibility for any particular action lying with one or the other of them.

United States

While the US domestic airline industry has been largely deregulated, routes between Belgium and the United States are still subject to regulation of market access, capacity and fares under an air services agreement known as Bermuda 2.  However, both countries have adopted a relatively liberal approach to fare approval and other regulatory matters.  The market has seen substantially increased competition over the last decade with major airlines and new market entrants offering a wide range of services and fare types.  In addition, BUA will face further competition from airlines operating other routes between the United States and continental Europe.  BUA will respond with both price and service initiatives.

A modification of Bermuda 2 was agreed between the US and Belgium liberalizing codeshare arrangements and access to Belgium airports from airports in the United States.

RISK FACTORS

This section describes some of the risks that could affect L.Air’s and BUA’s business and results of operations.  These factors should be considered in conjunction with the cautionary statement regarding forward-looking statements contained in this Form 10-KSB annual report.

The commercial airline industry is highly competitive and has experienced significant changes.  BUA’s future performance is subject to a variety of factors over which it has little or no control, including adverse governmental regulation, fluctuations in jet fuel prices, adverse changes in economic conditions, adverse changes in demand for air travel, the availability of financing and fluctuations in currency rates.  There may be other risks that BUA has not identified in this report that could have a material adverse effect on its future business, revenues, operating income, net assets and liquidity and capital resources.

Competition in the Airline Industry

Most of the markets in which BUA will operate are highly competitive.  BUA will face competition from other airlines on its routes, as well as from indirect flights, charter services and from other forms of transport.  Its pricing decisions will be affected by many factors, including competition from other airlines, some of which have cost structures that may be even lower than BUA’s or have other competitive advantages and therefore may be able to operate at lower fare levels.  Fare discounting by competitors may have a negative effect on its financial results because BUA will generally be required to respond to competitors’ fares to maintain passenger traffic.  There can be no assurance that the adverse effects of any future fare reduction would be offset by increases in passenger traffic, reductions in costs or changes in the mix of traffic that improve yields.

Availability of Future Financing

In the wake of the events of September 11, 2001 and in response to the resulting adverse operating environment and uncertainty, L.Air must raise substantial funds to increase its liquidity.  Although  L.Air believes that it would be able to raise to raise the necessary funds, there can be no assurance that the airline industry, fleet and other assets will continue to be as attractive to lenders.  If L.Air’s ability to raise funds in the financial markets is restricted, its financial and operating results could be materially and adversely affected.

Interest Rate and Other Financing Risks

Most of L.Air’s and BUA’s debt is expected to be asset related, reflecting the capital intensive nature of the airline industry and the attractiveness of aircraft as security to lenders and other financiers. Some of these debts will be subject  to floating interest rates.  To manage interest rate risks, L.Air and BUA may enter into swap and other hedging arrangements.  Nonetheless, they can experience adverse or beneficial effects from interest or currency rate volatility.  In addition, their ability to finance its operations may be affected by adverse financial market conditions.  For example, there can be no assurance that aircraft will continue to be an attractive security to lenders.  The financing activities also are subject to exchange risks as borrowings and related expenditures may not be denominated in the same currency.

Capital Commitments

No capital expenditures have been authorized or contracted for but substantial commitments are expected during fiscal 2003.

Commodity Prices

Jet fuel prices will be a significant component of BUA’s cost structure and have been and could be highly volatile.  While BUA may endeavor to hedge part of the jet fuel price volatility, due to the competitive nature of the airline industry and other factors, including the price-sensitivity of demand for air travel, in the event of any increase in the price of jet fuel, there can be no assurance that its operations and financial performance would not be adversely affected.

Operational Risks

BUA’s operations, including its ability to deliver customer service, will be dependent on the effective operations of its equipment, including its aircraft, maintenance systems and reservations systems, and the commitment of its personnel.  Operations are also dependent on the effective operation of the Belgium air traffic control services  and the air control problems, and other factors that could interrupt operations could adversely affect its operating and financial results and its reputation.

Effects of Terrorist Activities and Similar Events

The events of September 11, 2001 will have an adverse effect on L.Air’s and BUA’s operating and financial results.  During the week of the terrorist attacks, the closure of US airspace, which will be important market for BUA,  resulted in a significant fall in passenger traffic and a revenue loss for airlines.  Following these events the airlines experienced significant decreases in operating revenues, increases in security and other costs, higher ticket refunds, lower yield and load factors and higher insurance costs.  The effects of the events of September 11, 2001, the threat or occurrence of other terrorist attacks or the commencement or escalation of hostilities (or the threat thereof) is expected to continue to have an adverse effect on the demand for air travel and our future.

Uncertainty in International Operations

A substantial portion of BUA’s business will be international.  In addition to the effects of terrorism and increased hostilities, BUA’s future international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, tax and changes in international government regulation of its operations.

Economic and Other Conditions

The demand for air travel and, accordingly, BUA’s future operating and financial results may be affected by changes in local, regional, national and international economic conditions.  Significant and prolonged downturns in economic conditions would be likely to have an adverse effect.  In addition, other demand-related factors such as health concerns, foot and mouth disease, perceptions of airline safety, and adverse weather conditions could have an adverse effect on the operations and financial results.

Government Regulation

BUA’s operations are subject to a high degree of Belgium and foreign government regulation covering most aspects of its operations, including route flying rights, fare setting, operational standards (the most important relating to safety, security and aircraft noise), airport access and slot availability.  Furthermore, Belgium airlines are affected by more general Belgium and foreign governmental policies and their implementation, particularly in relation to competition and airports.  Future operating and financial results may vary based upon the effects of such regulation, including the granting and timing of certain governmental approvals needed for alliances, codesharing agreements and other arrangements with other airlines, restrictions on competitive practices, and the costs of meeting customer service standards and aircraft noise restrictions.

Uncertainty of Future Collective Bargaining Agreements and Events

BUA’s operations could be adversely affected in the event that it does not reach agreement with any labor union representing its employees or by an agreement with a labor union representing its employees that contains terms that would prevent it from competing effectively with other airlines.  As in most labor intensive industries, strikes, work stoppages and other organized labor activities can have significant adverse effects on operating and financial results.

Environmental Matters

BUA’s proposed operations are covered by a vast network of environmental regulations at local, national and international levels.  These regulations cover, among other things, emissions to the atmosphere, disposal of solid waste and aqueous effluents, aircraft noise and other activities incident to its business.  Future operations and financial results may vary as a result of such regulations.  Compliance with these regulations is costly and new regulations could increase the cost base and adversely effect its operating and financial results.  In addition, failure to comply with these regulations could adversely effect BUA in a variety of ways, including adverse effects to its reputation.

Season and Other Variations

BUA expects to make most of its operating income between April and October each year as demand is higher during this period, while the majority of its costs are incurred more evenly throughout the year.  Accordingly, as a result of seasonality of demand, operating results are expected to vary significantly from period to period within the financial year.  In addition, various factors, including the factors discussed in this section, can cause operating results to vary significantly from period to period and year to year.  These variations in results and other factors may cause the price of its Common Stock to fluctuate significantly in the stock market.

Limitations on Foreign Ownership

Governmental law limits the right of non-Belgium persons and the rights of non-EEA persons to hold or exercise votes in relation to Ordinary Shares of a Belgium airline such as BUA.  As a result, it is expected that BUA will be a 49% owned subsidiary of L.Air in circumstances where not limiting such holding or voting rights would adversely affect its current or future operating rights.  Non-EEA persons or entities who are not nationals of a State in the European Economic Area (comprising all the countries of the European Union and of the European Free Trade Area) (“Non Europeans”).

Item 2.   Description of Property

L.Air leases its executive offices at 130 King Street West, Suite 3670, Toronto, Ontario, Canada.  See “Business – Facilities”.

Item 3.   Legal Proceedings

L.Air is not the subject of any threatened or pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.   Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters

General

The Common Stock of L.Air is traded on the NASD  Electronic Bulletin Board over-the-counter market (“OTCBB”), and is quoted under the symbol “LAIR”.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of L.Air (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) as reported by Pink Sheets for the periods indicated.

	HIGH CLOSING(1) BID PRICE	LOW CLOSING(1) BID PRICE
Year Ended December 31, 2001

4th Quarter(1)	$0.90	$0.01

Year Ended December 31, 2002

1st Quarter(2)	$5.50	$2.00
1st Quarter(3)	$1.40	$0.35
2nd Quarter	$0.97	$0.02
3rd Quarter	$0.68	$0.03
4th Quarter	$0.22	$0.03

(1)           The Common Stock of L.Air began trading in October 2001.

(2)           Reflects pre-split trading in the Common Stock of L.Air in the first quarter of 2002.

(3)           Reflects trading in the Common Stock of L.Air after a 3-for-1 stock split during March 2002.

The closing sales price of the Common Stock of L.Air on March 11, 2003, was $.16 per share.

Sale of Unregistered Securities

On October 21, 2002, L.Air issued 12,000,000 shares of restricted Common Stock in connection with the acquisition of Aeroplus S.A.S. in reliance upon Regulation S under the Securities Act of 1933.  This acquisition and the issuance of these 12,000,000 shares is being cancelled by L.Air.

Item 6.   Management’s Discussion and Analysis and Plan of Operations

The following discussion of the financial condition, changes in financial position and results of operations of L.Air for the years ended November 30, 2002 and 2001 should be read in conjunction with, and is qualified in its entirety by, the financial statements of L.Air including the attached notes.  Historical results of operations, percentage relationships and any trends that may be inferred there from are not necessarily indicative of the operating results of any future period.

Forward Looking Statements

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-KSB AND IN OUR OTHER FILINGS WITH THE SEC, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS, THE WORDS OR PHRASES “WILL LIKELY RESULT”, “PLANS”, “WILL CONTINUE”, “IS ANTICIPATED”, “ESTIMATED”, “EXPECT”, “PROJECT” OR “OUTLOOK” OR SIMILAR EXPRESSIONS (INCLUDING CONFIRMATIONS BY ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS OF ANY SUCH EXPRESSIONS MADE BY A THIRD PARTY WITH RESPECT TO US) ARE INTENDED TO IDENTIFY “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH STATEMENTS, EACH OF WHICH SPEAKS ONLY AS OF

THE DATE MADE. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO OUR HISTORY OF LOSSES, OUR LIMITED OPERATING HISTORY, OUR NEED FOR ADDITIONAL FINANCING, RAPID TECHNOLOGICAL CHANGE, AND AN UNCERTAIN MARKET, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FACTORS DESCRIBED BELOW AND IN THE DESCRIPTION OF BUSINESS SECTION OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY REVISIONS WE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF SUCH STATEMENTS. ALL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE AFTER THE DATE OF THIS ANNUAL REPORT AND/OR ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS DISCUSSION.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we will evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies.  We will base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

As part of the process of preparing our  financial statements, we are required to estimate our income taxes.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations.  We will use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations.  We will assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  Our most significant accounting policies are those related to revenue recognition and accounting for stock-based compensation.

Revenue Recognition.  Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Revenue from sales of services is generally recognized during the period when the services are rendered.

Accounting for Stock-Based Compensation.  We intend to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  In accordance with the provisions of SFAS 123, we will apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and will use related interpretations in accounting for stock option plans.  We will account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.  Generally, under APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of the grant of the stock option, no compensation expense is recorded.  Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid.  As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

Segment Reporting.  We have adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  SFAS 131 requires companies to disclose certain information about reportable segments.  Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, airline operations and related services.

Plan of Operations

L.Air is in the development stage; therefore recovery of its assets is dependent upon future events, the outcome of which is indeterminable.  In addition, successful completion of its business plan and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.  L.Air will need substantial additional working capital to be successful in its planned activity and to service its current debt for the coming year and, therefore, continuation of L.Air  as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement, conversion of existing debt into shares of our Common Stock, and long term financing.  On February 5, 2003 L.Air announced that it executed a consulting agreement with Geneva Equities, Ltd. to contribute to funding, analyzing structuring, negotiating and financing business acquisitions, joint ventures, alliances and other projects for L.Air.

L.Air had previously intended to offer specialized training programs including a comprehensive driver training program to seniors interested in acquiring discounts from insurance companies and in improving their driving ability.  This line of business has been terminated.  No revenues were generated from its website for Superioronlinetraining.com. At year-end this activity was terminated and wrote off $4,807 representing the software development for this venture.

L.Air has changed its business strategy.  In this regard on October 18, 2002, L.Air entered into a share exchange agreement whereby it issued 12,000,000 common shares in exchange for 49% interest in Altitude Plus S.A.S., a French company owning airline assets and operating as “L.Air”.  Subsequent to the year-end, L.Air cancelled this agreement due to regulatory problems in France with this airline, which is in receivership, which will result in the cancellation of the original 12,000,000 common shares previously issued for this acquisition.

During the year L.Air purchased 300,000 class G shares of Societe de Recyclage Polymerix Canda Inc. for $200,000.  These shares have since been sold back to Recyclage for gross proceeds of $1 resulting in a net loss on the sale of $199,999.

L.Air has recently announced that is intending to enter into an agreement to acquire a 49% interest in Belgium Universal Airways, a Belgium based discount airline operation.

Results of Operations

L.Air had no revenues during its fiscal years ended November 30, 2002 or 2001.

Operating expenses increased approximately 68% to $79,445 for the year ended November 30, 2002 compared to $47,224 for the same period in 2001.  This was due to an increase in legal and other professional fees.

For the year ended November 30, 2002, L.Air wrote off $4,807 representing part of its investment in the software development of its abandoned online training program, and wrote off $199,999 pertaining to an investment  in Societe de Recyclage Polymerix Canada Inc.  There were no write offs in the previous fiscal year.

Accounts payable increased 468% to $24,297 from $5,196 for the years ended November 30, 2002 and 2001, respectively.  The increase in accounts payable is reflected in the increase in legal and professional expenses.

Loans payable for the year ended November 30, 2002 amounted to $268,112 advanced by Universal Capital Partners Corp, which is presently the largest stockholder of L.Air.  The notes were non-interest bearing, with no specified maturity date and with no collateral pledged as security.  Subsequently on February 28, 2003, this debt was exchanged and converted into 2,234,267 shares of Common Stock of L.Air.

L.Air has incurred an accumulated deficit of $339,159 from the date of inception through November 30, 2002. Failure to raise the necessary capital in the immediate future will, at a minimum, prevent or delay L.Air from  developing its business plan and, in the worst case, cause the business to fail.

Even though L.Air does not at the present time have any understandings or agreements with any persons or entities to provide such funding, shareholders having an interest in seeing that L.Air remains a viable business entity have been willing to provide funds in the past either through purchasing additional stock or by loaning money to L.Air.  L.Air has had no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity.  It should also be noted that L.Air is obligated to satisfy the costs associated with filing the required reports under the Securities and Exchange Act of 1934, as amended.  It appears at the present time that these costs will also have to be met through the sale of stock or by borrowing additional funds.  L.Air’s current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) conclude the proposed acquisition of airline assets in Belgium, as described above.

Year Ended November 30, 2002, compared to November 30, 2001

The following table sets forth certain operating information regarding L.Air.

	Year Ended November 30, 2001	Year Ended November 30, 2002

Revenues	$0	$0

General and administrative	$750	$5,636
Professional Fees	$46,316	$73,764
Interest	$158	$45
Loss on disposal of investment	$0	$199,999
Write-down of software costs	$0	$4,807
Net Loss	$47,224	$(284,251)
Net Loss Per Share	$(.01)	$(.01)

Net Loss

The net loss of L.Air increased approximately 602% to $(284,251) during the fiscal year ended November 30, 2002 compared to $(47,224) during the fiscal year ended November 30, 2001.  The increase in the net loss of L.Air is attributable primarily to an increase in its operating costs, professional fees, and its general and administrative expenses during the fiscal year ended November 30, 2002.

Liquidity and Capital Resources

At November 30, 2002, L.Air had negative working capital of approximately $(292,409), compared to negative working capital of $(12,965) at November 30, 2001.

The ability of L.Air to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increasing borrowings, and in part upon its ability to reach a profitable level of operations.

L.Air’s capital resources have been provided primarily by capital contributions from stockholders and stockholders’ loans.

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 will not have an effect on our financial statements because we have not engaged in derivative or hedging activities.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue having a material impact on our financial statements.

Item 7.   Financial Statements

The financial statements of L.Air for its fiscal years ended November 30, 2002 and 2001, are provided with this Form 10-KSB.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of L.Air.

For the fiscal year ended November 30, 2001, and the subsequent interim periods through November 20, 2002, there were no disagreements between L.Air and its former independent auditors, Morgan & Company on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Morgan & Company would have caused them to make reference to the subject matter of the disagreement in connection with its reports.  Morgan & Company, the independent certified public accountants and auditors of L.Air for fiscal 2001 were dismissed by L.Air from their audit engagement with L.Air.  During the fiscal year ended November 30, 2001, the financial statements of L.Air did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that their report dated February 12, 2002 of Morgan & Company for such fiscal year indicated conditions which raised substantial doubt about L.Air’s ability to continue as a going concern.

On February 21, 2002, S F Partnership, LLP, located at 4950 Yonge Street, Suite 400, Toronto, Ontario M2N 6K1, Canada was engaged by L.Air to audit its financial statements as of November 30, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  During the two most recent fiscal years or any subsequent interim period, the new independent accountant had not been engaged as either the principal accountant of L.Air to audit its financial statements or of any significant subsidiary, nor has L.Air consulted with it regarding any accounting issue, auditing or financial reporting issue regarding such financial statements or reportable event.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and officers of L.Air are as follows:

Name	Age	Position
Alexander Goldman	39	Director and President

Item 10.  Executive Compensation

All executive officers for services in all capacities to L.Air received the following compensation during the fiscal year ended November 30, 2002.

					Long-term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards(3)	Securities Underlying Options/ Sars	LTIP Payouts	All Other Compen- sation
Alex Goldman President	2002	$0	$0	$0	$	$0	$0	$0

Laurent Pfeiffer former Chief Financial Officer	2002	$0	$0	$0	$0	$0	$0	$0

Jean Marie Gras former Secretary	2002	$0	$0	$0	$0	$0	$0	$0

Robert W. Rosner former President and Secretary	2002	$0	$0	$0	$0	$0	$0	$0

Randy White former President	2002	$0	$0	$0	$0	$0	$0	$0

Mark McLean former Treasurer and Secretary	2002	$0	$0	$0	$0	$0	$0	$0

(1)                                  Personal benefits received by L.Air’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)                                  L.Air does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

L.Air does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors.  The Board of Directors plans to establish various committees in the future.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires L.Air’s executive officers and directors, and persons who beneficially own more than ten percent of L.Air’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish L.Air with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, L.Air believes that during the year ended November 30, 2002, all such filing requirements applicable to its officers and directors were complied with, except that Alex Goldman filed a Form 4 dated October 4, 2002, instead of a Form 3, and did not file a Schedule 13D, and Laurent Pfeiffer, the former Chief Financial Officer, and Jean Marie Gras, the former secretary of L.Air, did not file a Form 3 with the commission. Universal Capital Partners Corp., a 10% beneficial owner, has not filed a Form 3 or Schedule 13D Report.

Benefit Plans

L.Air does not have any pension plan, profit sharing plan,  or similar plans for the benefit of its officers, directors or employees.  However, L.Air may establish such plans in the future.

Board Compensation

Directors of L.Air have not received any compensation in their capacity as directors during its fiscal year ended November 30, 2002.

Director and Officer Indemnification and Limitations on Liability

Article XI of our Bylaws limits the liability of directors, officers and employees to the fullest extent permitted by the Nevada Corporation Law.  Consequently, our directors and officers may not be personally liable for monetary damages for breach of their fiduciary duties.

Section 78.7502 of the Nevada corporation law [Title 7, Section 78 NRS] authorizes a corporation to indemnify directors and officers who were or are a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement by attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

These limitations of liability do not apply to claims arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of L.Air pursuant to the foregoing provisions, or otherwise, L.Air has been advised that in the opinion of the Commission such indemnifications is against public policy as expressed in the Securities Act and, is, therefore, unenforceable.

We have no indemnification agreements with persons who are directors, officers or employees of L.Air.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The total number of shares of Common Stock of L.Air beneficially owned by each of the officers and directors, and all of such directors and officers as a group, and their percentage ownership of the outstanding shares of Common Stock of L.Air as of November 30, 2002, are as follows:

Management Shareholders(1)	Shares Beneficially Owned(1)	Percent of Common Stock

Alex Goldman	15,000,000	43.7%
95 Rue de Tocoueville
Paris, France 75017

Directors and officers as a group (1 person, including the above person)	1	43.7%

(1)                                  Except as otherwise noted, it is believed by L.Air that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of L.Air.

The following table sets forth information with respect to the beneficial ownership of L.Air’s Common Stock by each shareholder who beneficially owns more than five percent (5%) of its Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of November 30, 2002. It is believed by L.Air that all persons listed have sole voting and investment power with respect to their shares, except as otherwise indicated.

Names and Addresses	Title of Class	Shares of Outstanding Common Stock	Percent Beneficially Owned

Alex Goldman	Common	15,000,000	43.7%
95 Rue de Tocoueville
Paris, France 75017

AeroPlus S.A.S.	Common	12,000,000	35.0	%(1)
29 BD cle la Ferrage
06400 Cannes
France

(1)                                  L.Air previously issued 12,000,000 shares of its Common Stock to AeroPlus S.A.S. (“AeroPlus”) to acquire an ownership interest in AeroPlus S.A.S. which was in receivership.  L.Air has terminated this proposed acquisition and intends to cancel the issuance of such Common Stock to AeroPlus.

Item 12.  Certain Relationships and Related Transactions

L.Air borrowed $268,112 from Universal Capital Partners Corp, the largest current stockholder of  L.Air, during the fiscal year ended November 30, 2002.  The loan was non-interest bearing and had no due date.  This loan was converted into 2,234,267 shares of the Common Stock of L.Air effective February 28, 2003, in reliance upon Regulation S under the Securities Act of 1933.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

L.Air filed a current report on Form 8-K dated March 27, 2002 (Item 1) regarding a change in control based upon the purchase of shares of Common Stock by Robert Rosner from Randy White and also reported a change in the management of L.Air, and to report a 3 for 1 stock split of its outstanding Common Stock.

L.Air filed a current report on Form 8-K dated September 5, 2002 (Item 1, Item 5, and Item 6) regarding the resignation of Robert Rosner as a director and officer, and the election of Alex Goldman as a director and President and Treasurer; to report the appointment of Interwest Transfer Company, Inc. of Salt Lake City, Utah as the new transfer agent of L.Air; and to report a change of its principal executive office to 130 King Street West, Suite 3670, Toronto, Province of Ontario, Canada.

L.Air filed a current report on Form 8-K dated October 11, 2002 (Item 2 and Item 4) to report the proposed acquisition of AltitudePlus, S.A.A. for stock, and to report a change of independent auditors to S F Partnership, L.L.P. of Toronto, Canada.

Exhibits

Exhibit	Description

1.1 Articles of Incorporation of L.Air	The Articles of Incorporation of L.Air are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 registration statement of L.Air (File No. 333-54658)

1.2 Certificate of Amendment to Articles of Incorporation	Certificate of Amendment to the Articles of Incorporation of L.Air dated October 21, 2002

1.3 Certificate of Amendment to Articles of Incorporation	Certificate of Amendment to the Articles of Incorporation of L.Air dated January 28, 2003

1.4 By-Laws of L.Air	By-Laws of L.Air are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of L.Air (File No. 333-54658)

1.5 Amendment to By-Laws of L.Air	By-Laws as Amended of L.Air dated July 9, 2001

10. Material Contracts

10.1	Share Exchange Agreement dated October 18, 2002, regarding AeroPlus, S.A.S.

10.2	Consulting Agreement with Geneva Equities Ltd. dated February 5, 2003

10.3	Wet Lease & Blocked Space Agreement between L.Air and VGAA dated January 29, 2003

11. Statement re: computation of per share earnings	Reference is made to the Statements of Operations of the financial statements which are incorporated by reference herein

23.1 Consent of S F Partnership, L.L.P. independent auditor	Consent of S F Partnership, L.L.P.

23.2 Consent of Morgan & Company independent auditor	Consent of Morgan & Company

27 Financial Data Schedule	Not applicable

99.1 Certification of Alex Goldman	Certification of Alex Goldman

99.2 Certification of Alex Goldman	Certification of Alex Goldman

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

March 14, 2003	L.Air Holding Inc.

By: /s/ Alex Goldman

Alex Goldman
President, Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2003

By: /s/ Alex Goldman

Alex Goldman
President, Treasurer and Director

EXHIBIT INDEX

1.2	Certificate of Amendment to Articles of Incorporation dated October 21, 2002

1.3	Certificate of Amendment to Articles of Incorporation dated January 28, 2003

1.5	By-Laws as Amended of L.Air dated July 9, 2001

10.1	Share Exchange Agreement dated October 18, 2002, regarding AeroPlus, S.A.S.

10.2	Consulting Agreement with Geneva Equities Ltd. dated February 5, 2003

10.3	Wet Lease & Blocked Space Agreement between L.Air and VGAA N.V. dated January 29, 2003

23.1	Consent of S F Partnership, L.L.P, independent auditor

23.2	Consent of Morgan & Company, independent auditor

99.1	Certification of Alex Goldman

99.2	Certification of Alex Goldman